Form 10-Q
period 1995-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1995-11-14
CIK 740628

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549

                                          FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1995

                                             or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to ________________________
Commission File Number:   2-89332


                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                   (Exact Name of Registrant as Specified in its Charter)


New Jersey                                                       22-2502556
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


783 Jersey Avenue, New Brunswick, New Jersey                            08901
(Address of principal executive offices)                              (Zip code)



(908) 249 - 3250
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [ X ]      No  [  ]

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                      TABLE OF CONTENTS

                                                                       Page No.

Part I.  Financial Information:

    Condensed Balance Sheets--September 30, 1995
       and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . .1

    Condensed Statements of Operations--Three Months and Nine Months
       Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .2

    Condensed Statements of Cash Flows--
       Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . .3

    Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . .4

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . . . .5-6

    Qualification Relating to Financial Information  . . . . . . . . . . . .7

Part II.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                               PART I.  FINANCIAL INFORMATION

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                  CONDENSED BALANCE SHEETS


                                              September 30,      December 31,
                                                  1995              1994
                                               (Unaudited)



ASSETS

Total assets                                  $       ---        $       ---


LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                               $       ---        $       ---
General partner                                        ---                ---

Total partners' capital                                ---                ---

Total liabilities and partners' capital        $       ---        $       ---











The accompanying notes are an integral part of these condensed financial statements.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             CONDENSED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                               Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                                1995         1994            1995        1994



Net income (loss)             $   ---     $   ---         $   ---      $   ---



Net income (loss) -
  Limited Partners            $   ---     $   ---         $   ---      $   ---

Net income (loss) -
  General Partner                 ---         ---             ---          ---


Net income (loss)             $   ---     $    ---        $   ---      $   ---





                             Net income   Net income    Net income   Net income
                               (loss)       (loss)        (loss)       (loss)
                              per unit     per unit      per unit     per unit
Net income (loss) -
 Limited Partners
 (1038.7 units
  outstanding)               $   ---     $   ---        $  ---       $    ---





The accompanying notes are an integral part of these condensed financial statements.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                        Nine Months Ended
                                                           September 30,
                                                       1995            1994




Net change in cash                               $       ---       $      ---


Cash at beginning of period                      $       ---       $      ---



Cash at end of period                            $       ---       $      ---




















The accompanying notes are an integral part of these condensed financial statements.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                           NOTES TO CONDENSED FINANCIAL STATEMENTS
                                         (Unaudited)

Note 1.    Related Party Transactions

           During 1984, the Partnership and Interferon Sciences, Inc. (ISI) entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the 1984 sale of Partnership Units were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis (Alferon Gel). By September 30, 1986, the Partnership exhausted the net proceeds of the offering. The General Partner, Interferon Sciences Development Corporation (ISD), a wholly owned subsidiary of ISI, agreed to contribute up to an additional $433,000, under certain circumstances, to continue the research. Notwith-standing that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of Alferon Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of Alferon Gel using ISI's natural source multi-species alpha interferon (Alferon N Gel) in place of recombinant interferon.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS


Financial Condition and Liquidity

As of September 30, 1986, the Partnership had exhausted all of its available funds for the funding of research and development of Alferon Gel. The General Partner agreed to contribute up to an additional $433,000, under certain conditions, to continue the research. Such amount was based on the number of units sold in the offering. Notwithstanding that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. During May 1987, ISI filed a Product License Application with the Food and Drug Administration (FDA) for approval to market Alferon Gel. This filing was supplemented in 1989 with an updated clinical summary and a comprehensive statistical analysis of the completed trials. At a meeting with the FDA in February 1990, the FDA indicated that additional process development and clinical trials would be necessary prior to approval of Alferon Gel. ISI believed, at that time, that the costs to complete the required process development and clinical trials would be substantial, and there could be no assurance that the clinical trials would be successful. As a result of the above events, in March 1992, ISI withdrew its FDA Product License Application for Alferon Gel containing recombinant interferon.

The General Partner does not anticipate that the Partnership will receive any revenues in 1995. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds, and ISI is currently developing Alferon Gel using ISI's natural source, multi-species alpha interferon (Alferon N Gel) in place of recombinant interferon.

ISI does not presently intend to exploit Alferon Gel (the Partnership Product). ISI is currently focusing its clinical efforts on Alferon N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed a clinical trial of this topical preparation utilizing its natural source alpha interferon as the active ingredient. A Phase 2 clinical trial utilizing its reformulated Alferon N Gel has been completed for the treatment of mild cervical dysplasia. Based upon the initial results of this study, a physician sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of Alferon N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit Alferon N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI.

Results of Operations

Since ISI did not make any contributions to the Partnership during the nine months ended September 30, 1995 and 1994, the Partnership did not record any expense or loss.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                     September 30, 1995


  The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partner, necessary to a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                 PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K


          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed for the period ended September 30, 1995.

                         INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                     SEPTEMBER 30, 1995




                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                               Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                  By:    Interferon Sciences
                                         Development Corporation -
                                         General Partner



DATE:     November 13, 1995       By:    /s/ Samuel H. Ronel, Ph.D.
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:     November 13, 1995       By:    /s/ Donald W.  Anderson
                                         Donald W. Anderson
                                         Controller