Form 10-K
period 1995-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1996-03-21
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

/X/       Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from           to
                                     Commission File Number 2-89332

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)

         New Jersey                              22-2502556
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)


783 Jersey Avenue, New Brunswick, New Jersey         08901
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number,
   including area code:                        (908) 249-3250

Securities registered pursuant to Section 12(g) of the Act            None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X            No  ___

                         TABLE OF CONTENTS

                                                                      Page

Item 1.        Business                                                 1

Item 2.        Properties                                               6

Item 3.        Legal Proceedings                                        6

Item 4.        Submission of Matters to a Vote of
                Security Holders                                        6

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters                              7

Item 6.        Selected Financial Data                                  9

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10

Item 8.        Financial Statements and Supplementary Data             12

Item 9.        Disagreements on Accounting and
                Financial Disclosure                                   21

Item 10.       Directors and Executive Officers of
                the Registrant                                         21

Item 11.       Executive Compensation                                  22

Item 12.       Security Ownership of Certain Beneficial Owners         22
               and Management

Item 13.       Certain Relationships and Related Transactions          23

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                 23


                               PART 1

Item 1.      Business

          Interferon Sciences Research Partners, Ltd., a limited partnership (the "Partnership"), was formed on February 2, 1984, under the laws of the State of New Jersey, and commenced operations on October 26, 1984. The Agreement of Limited Partnership is among the Partnership, Interferon Sciences Development Corporation (the "General Partner"), a wholly owned subsidiary of Interferon Sciences, Inc. ("ISI"), and those parties admitted to the Partnership as Limited Partners.

          The business of the Partnership is (i) to develop externally applied (topical) formulations of alpha interferon produced by recombinant DNA techniques to be used in the treatment of herpes genitalis (the "Product"), (ii) to develop large-scale processes for the formulation of the Product, (iii) to establish the safety and efficacy of the Product through clinical testing, (iv) to obtain the regulatory approvals necessary for the manufacture and sale of the Product, and (v) to earn income from the worldwide sale of the Product.

          In order to conduct these activities, the Partnership entered into certain agreements with ISI during 1984, the contents of which are summarized below.

The Cross License Agreement

          ISI granted the Partnership a worldwide, nonexclusive license, with the right to grant sublicenses, to use all of ISI's know-how, patent rights and biological materials, (the "ISI Technology") solely for the development, manufacture, and sale of the Product. The Partnership granted ISI a worldwide, exclusive license, with the right to grant sublicenses, to use all of the Partnership's know-how, patent rights, and biological materials developed during the development period (the "Partnership Technology") for all purposes other than the development, manufacture, or sale of the Product. ISI agreed to pay royalties to the Partnership based on sales of, and revenues received from sublicensing to other companies the right to manufacture and sell, the Product.

          ISI agreed to pay royalties to the Partnership in respect of products which compete with the Partnership's Product (the
"Competitive Products") and products which utilize Partnership
Technology (the "Other Products").

          Under the Cross License Agreement and the Interim License Agreement (see below), the Partnership will be entitled to receive a royalty equal to 4% of the sales by ISI of the Product and Competitive Products and 15% of the revenues received by ISI from sublicensing the Product and Competitive Products.

The Development Contract

          ISI and the Partnership entered into a Development
Contract to develop the Product.  As of December 31, 1986,
$4,555,000 was paid to ISI for the work it performed as contractor under the Development Contract.

          Under the Development Contract, ISI agreed to use its best efforts to perform all research and development necessary to complete development, to conduct clinical tests, and to obtain regulatory approval of the Product. In May 1987, ISI filed a Product License Application with the Food and Drug Administration for approval to market the Product.

          Under the terms of the Development Contract, if the Partnership does not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 1995, the General Partner had made an Overrun Contribution of $1,997,000. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

          The Partnership has not made any payments to ISI for research and development pursuant to the Development Contract since 1986.

Interim License Option

          ISI has an option (the "Interim License Option") to acquire a worldwide, exclusive license (the "Interim License") to use the Partnership Technology for the development, manufacture, and sale of the Product. The Interim License Option will be exercisable for a period of 90 days, commencing on the date (the "Interim License Option Date") which is the earlier of the dates on which the Product is (i) approved for sale in the United States by the FDA or (ii) for sale in any of the Major Market Countries by a similar regulatory authority.

          If the Interim License Option is exercised, the Partnership will continue to be entitled to receive royalties with respect to Product, Competitive Products, and Other
Products.

Purchase Option

          ISI has an option (the "Purchase Option") to acquire from each Limited Partner all of such Limited Partner's interest in the Partnership. The Purchase Option will be exercisable for a period (the "Purchase Option Period") of 90 days (subject to a 90-day extension under certain circumstances) commencing on the date (the "Purchase Option Date") which is the earlier of (i) the date on which the Partnership has received from ISI under the Interim License an aggregate of $3,000,000 in payments with respect to the Product (provided that the Purchase Option may not be exercised earlier than 14 months after the Interim License Option Date) or (ii) the fourth anniversary of the date the Interim License Option is exercised. If ISI exercises the
Purchase Option, it will be obligated to make a one-time payment of $557 per Unit to the Limited Partners in exchange for their Units on the date it exercises the Purchase Option (the "Purchase Option Exercise Date") and to pay royalties for a period of 15 years thereafter. In the event the Purchase Option is exercised, the royalty rates (i) will increase to 5% of sales and 20% of sublicensing revenues and (ii) no royalties will be payable in respect of Other Products.

Recent Developments

          ISI does not presently intend to exploit the Product. In the past, ISI conducted clinical trials utilizing its ALFERON Gel proprietary formulation containing its recombinant alpha interferon for the treatment of the symptoms of recurrent genital herpes. However, ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural source alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. In November 1992, ISI submitted an investigational new drug application for a clinical trial utilizing its reformulated ALFERON N Gel containing natural alpha interferon for the treatment of cervical dysplasia, a disease that affects approximately 500,000 to one million women each year in the United States alone. ISI has completed this Phase 2 dose ranging study using ALFERON N Gel at the Columbia Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Based upon Pap smears, identification tests for the presence of virus and cervical biopsies, ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. However, since this study utilized small numbers of patients, there can be no assurance that these results will be reproduced in a larger scale placebo-controlled trial. Based upon these results, a physician-sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995 as described below.

          Cervical dysplasia is particularly difficult to treat in HIV-infected women. These women have a high recurrence rate of cervical dysplasia after their initially successful surgical treatment. As a result of the preliminary results in the initial cervical dysplasia study described above, the investigator at Columbia-Presbyterian Medical Center is conducting this physician-sponsored study in which ALFERON N Gel is being used as an adjuvant to surgical treatment in HIV-infected women with mild and more severe forms of cervical dysplasia.

          Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel which may be considered an Other Product under the terms of the Partnership Agreement to the extent that it utilizes any of the Partnership Technology. This royalty will be adjusted based upon the proportional funding contributions to the development of such Other Product by the Partnership and ISI. However, ISI will not start clinical trials for genital herpes unless it obtains additional funding or a sponsor. ISI may exploit ALFERON N Gel for herpes which under the terms of the Partnership Agreement may be considered a Competitive Product which may entitle the Partnership to a royalty in respect of products which compete with the Product. This royalty will be adjusted based upon the funding contribution to the development of such Competitive Product by ISI. See Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

                           THE PRODUCT

Herpes Virus Infections

          Human herpes viruses either cause or are associated with a whole spectrum of diseases. A distinctive feature of the herpes virus is its ability to establish a latent infection following a primary infection. Reactivation of the latent infection causes recurrent acute symptoms. Herpes genitalis is one of the most common of the sexually transmitted diseases. In the acute primary phase it causes painful genital lesions which may persist for several weeks. These may recur several times a year and persist for approximately seven days during each recurrence. The goal of the research and development program of the Partnership will be to develop a treatment for herpes genitalis which will, in general, accelerate symptom relief and shorten healing time.

Natural Human Alpha Interferon

          Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma and omega.

          Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, only two types of alpha interferon are approved for commercial sale: recombinant (genetically engineered) alpha interferon and Natural Alpha Interferon, which is manufactured from human white blood cells. Outside of the United States, sales of alpha interferon produced by cell culture account for a significant portion of the market.

          An analysis of Natural Alpha Interferon shows that it is composed of a family of proteins containing many different molecular species of interferon. In contrast, recombinant alpha interferons each contain only a single species. Researchers have reported that the various species of interferon may have differing anti-viral activity depending upon the strain of virus. Natural Alpha Interferon presents a broad complement of species. Natural Alpha Interferon is also glycosylated, or partially covered with sugar molecules, which does not occur with recombinant alpha interferon.

          Published studies suggest that natural human alpha interferon, if applied topically to the area of herpes virus infections, can accelerate symptom relief and shorten healing time. This is important epidemiologically because it reduces the potential of transmitting these diseases through personal contact. In addition, controlled human clinical testing conducted by ISI with topical formulations of natural alpha interferon have shown some evidence of efficacy in the treatment of herpes genitalis.

Competition

          The General Partner believes that only one product presently sold in the United States is indicated for the treatment of recurrent genital herpes. The product, ZoviraxR, produced by Burroughs Wellcome Co., contains a drug called acyclovir which is administered orally in either solution or capsule form for the management of recurrent episodes of genital herpes. Two other Zovirax formulations, one of which is an ointment and the other of which is an intravenous product, also are sold by Burroughs Wellcome in the United States for this use.

          In addition, two foreign companies claim to have developed topical interferon treatments for genital herpes, although ISI believes that such products have not received FDA approval.

Patents

Unpredictability of Patent Protection

          The United States Patent and Trademark Office has granted two patents to ISI which disclose and claim topical interferon preparations. The patents encompass interferon preparations for the topical delivery of one or more interferons to the site of a disease which responds therapeutically to interferon, and a system for delivering interferon topically which prevents oxidation of the protein. The inventions specifically encompass the topical treatment for treating viral diseases, such as herpes genitalis, with alpha interferon. It is not certain that other patents will be issued, or, if issued, that they will afford ISI protection from competitive products.

          Notwithstanding any patent obtained with respect to ALFERON N Gel, it is possible that others have or may develop equivalent or superior products or technologies.

Potential Patent Infringement Claims Against ISI

          F. Hoffmann-LaRoche ("Roche"), the parent of Hoffmann-LaRoche ("Hoffmann"), has also been issued patents covering human alpha interferon in many countries throughout the world. If ISI desires to exploit ALFERON N Gel for any indication in any country in which Roche has such a patent and it did not or was not able to obtain a license from Roche, it may be subject to a patent infringement lawsuit by Roche. If such a suit were brought, ISI would have to either counterclaim to attempt to invalidate such patent or prove ALFERON N Gel (using natural interferon) does not infringe such patent.

Royalty Obligations

          ISI is a party to certain license agreements pursuant to which it is obligated to pay royalties based upon commercial exploitation of ALFERON N Gel. Under the terms of such license agreements, ISI would pay royalties up to 13% of the net sales of ALFERON N Gel.

Personnel

          The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of January 31, 1996, ISI employed 69 persons, who, on an as needed basis, could dedicate a portion of their time to Partnership activities.

Item 2.      Properties

          The Partnership itself does not own or lease any properties. The Partnership's business is conducted at the facilities of the General Partner, Interferon Sciences Development Corporation, located in New Brunswick, New Jersey. Under the Development Agreement, ISI utilizes a portion of its facilities to conduct the research and development activities of the Partnership.

          ISI owns two free-standing buildings comprising approximately 44,000 square feet located in New Brunswick, New Jersey. ISI occupies approximately 25,000 square feet, for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials. ISI also shares approximately 9,000 square feet with National Patent Development Corporation ("National Patent"), an approximately 22% Stockholder of ISI and leases approximately 10,000 square feet to National Patent at such location.

Item 3.      Legal Proceedings

          None

Item 4.      Submission of Matters to a Vote of Security Holders

          None

                                 PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters

          No public or other market exists for interests in the Partnership. Partnership interests are transferable subject to the satisfaction of certain conditions contained in Article 6 (as amended) of the Agreement of Limited Partnership incorporated herein by reference.

          The following information as of December 31, 1995 relates to the ownership of Partnership interests:

Title of Class                                              Number of
                                                          Record Holders

General Partner Interest                                         One

Limited Partnership Interests                                    827

          There have been no cash distributions to the partners to date. Future distributions, if any, will be made by the General Partner to the partners as soon as practicable after the end of any fiscal quarter, in proportion to the partners' respective capital accounts as of the end of such quarter. Distributable cash, which must be distributed to the partners, is generally defined as the excess of cash revenues over certain expenditures and other amounts determined by the General Partner to be necessary for the proper operation of the Partnership's business. The capital account of each partner will be credited with such partner's cash contributions to the Partnership, debited by the amount of any such distribution from the Partnership to such partner, and credited or debited with such partner's allocation of the net gain or loss of the Partnership for Federal income tax purposes ("Profits" and "Losses", respectively).

          Profits and losses of the Partnership and each item of Partnership income, gain, credit, loss, and deduction shall be allocable as of the end of each Partnership fiscal year 99% to the Limited Partners and 1% to the General Partner, provided, however, if the General Partner contributes additional funds to continue the development of a Product prior to FDA approval, each item of deduction arising from the expenditure of such funds will be allocable 100% to the General Partner, and each item of income, gain, or credit will be allocated (i) 99% to the Limited Partners and 1% to the General Partner until such time as the Limited Partners have received distributions from the Partnership equal to 50% of their aggregate capital contributions, (ii) thereafter, 50% to the General Partner and 50% to the Limited Partners until the General Partner has received distributions equal to 120% of such contributed funds, and (iii) thereafter, 99% to the Limited Partners and 1% to the General Partner.


          Similarly, if the General Partner has contributed funds to the development of any Product prior to FDA approval, and, as of the Purchase Option Exercise Date, has not yet received distributions equal to 120% of such contributed funds as required by the Partnership Agreement (see "Summary of the Partnership Agreement"), then 50% of the royalties otherwise payable to the Final Limited Partners shall be paid to the General Partner until the amounts so paid to the General Partner, together with all distributions received after the date of such contribution by the General Partner, equal 120% of such contribution. If, after the Purchase Option Exercise Date, ISI contributes funds to the development of any Products prior to FDA approval, then 50% of the royalties otherwise payable to the Final Limited Partners shall be retained by ISI until ISI has retained 120% of the funds so contributed by ISI. However, in no event will the royalties payable to the Final Limited Partners be so reduced until the Limited Partners and the Final Limited Partners have received aggregate distributions and royalty payments equal to 50% of their aggregate capital contributions.

          Because of the foregoing allocation and royalty adjustments, the contribution of funds by the General Partner (or
ISI) will have a material effect on the potential distributions
(or royalties) to be received by the Limited Partners (or the Final Limited Partners).

Item 6.      Selected Financial Data



                                              Year Ended
                                             December 31,
                          1995        1994      1993         1992        1991

Net loss                  NONE        NONE      NONE         NONE        NONE

Net loss per limited
   partnership unit       NONE        NONE      NONE         NONE        NONE

Net loss-General          NONE        NONE      NONE         NONE        NONE
   Partner

Distributions             NONE        NONE      NONE         NONE        NONE
   to partners

                                             December 31,

                          1995        1994      1993         1992        1991

Total assets              NONE        NONE      NONE         NONE        NONE

Long-term debt            NONE        NONE      NONE         NONE        NONE

Working capital           NONE        NONE      NONE         NONE        NONE

Partners' capital         NONE        NONE      NONE         NONE        NONE

Item 7.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Financial Condition and Liquidity

          During 1984, the Partnership sold 1038.7 units of limited partnership interests and received net proceeds of approximately $4,415,000 from such sale. The primary use of the proceeds was to fund research and development and clinical trials necessary for obtaining regulatory approval of a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis (ALFERON Gel). The Partnership entered into a Development Contract with Interferon Sciences, Inc. (ISI) to conduct such research. The Partnership paid ISI $4,555,000 under such agreement through 1986. By September 30, 1986, the Partnership had exhausted all of its available funds for the funding of research and development of ALFERON Gel. The General Partner agreed to contribute up to an additional $433,000, under certain conditions, to continue the research. Such amount was based on the number of units sold in the offering.
Notwithstanding that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. During May 1987, ISI filed a Product License Application with the Food and Drug Administration (FDA) for approval to market ALFERON Gel. This filing was supplemented in 1989 with an updated clinical summary and a comprehensive statistical analysis of the completed trials. At a meeting with the FDA in February, 1990, the FDA indicated that additional process development and clinical trials would be necessary prior to approval of ALFERON Gel. ISI believed, at that time, that the costs to complete the required process development and clinical trials would be substantial, and there could be no assurance that the clinical trials would be successful. As a result of the above events, in March 1992, ISI withdrew its FDA Product License Application for ALFERON Gel containing recombinant interferon.

          The General Partner does not anticipate that the Partnership will receive any revenues in 1996. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds, and ISI is currently developing ALFERON Gel using ISI's natural source, multi-species alpha interferon (ALFERON N Gel) in place of recombinant interferon.

          ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed clinical trials of this topical preparation utilizing its natural-source alpha interferon as the active ingredient. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia and a physician-sponsored study in HIV-infected women with cervical dysplasia is currently being conducted (see "Recent Developments", page 3). Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON
N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit ALFERON N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON
N Gel by the Partnership and ISI.

Results of Operations

          Since ISI did not make any contributions to the Partnership in 1995, 1994 and 1993, the Partnership did not record any expense or loss.

Item 8.      Financial Statements and Supplementary Data

                                      INDEX TO FINANCIAL STATEMENTS

                                                                       Page


                 Independent Auditors' Report                            13

                 Financial Statements:

                      Balance Sheet -
                      December 31, 1995 and 1994                          14

                      Statement of Operations -
                      Years ended December 31, 1995, 1994 and 1993        15

                      Statement of Cash Flows -
                      Years ended December 31, 1995, 1994 and 1993        16

                      Statement of Changes in Partners' Capital -
                      Years ended December 31, 1995, 1994 and 1993        17

                      Notes to Financial Statements                       18

                               Independent Auditors' Report



The Partners
Interferon Sciences Research Partners, Ltd.

          We have audited the financial statements of Interferon Sciences Research Partners, Ltd. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. at December 31,
1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1995, in conformity with generally accepted accounting principles.



                             KPMG Peat Marwick LLP



New York, New York
February 16, 1996

                               INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                                              BALANCE SHEET


                                                            December 31,
                                                       1995              1994

ASSETS

Total assets                                       $     ---        $      ---



LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                   $     ---        $      ---
General Partner                                          ---               ---

Total partners' capital                                  ---               ---

Total liabilities and partners' capital            $     ---        $      ---



The accompanying notes are an integral part of these financial statements.

                       INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                                  STATEMENT OF OPERATIONS


                                                   Year Ended December 31,
                                             1995         1994        1993


Net income (loss)                       $     --     $     --        $   --



Net income (loss) - Limited Partners    $     --     $     --        $   --

Net income (loss) - General Partner           --           --            --

Net income (loss)                       $     --     $     --        $   --



                                      Net loss        Net loss       Net loss
                                      per unit        per unit       per unit

Net income (loss) -
 Limited Partners
 (1038.7 units outstanding)           $   --          $   --         $    --





The accompanying notes are an integral part of these financial statements.

                      INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                                   STATEMENT OF CASH FLOWS


                                                    Year Ended December 31,
                                             1995         1994           1993


Net change in cash                      $     --     $     --         $   --

Cash at beginning of year                     --           --             --

Cash at end of year                     $     --     $     --         $   --












The accompanying notes are an integral part of these financial statements.

                INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                Years ended December 31, 1995, 1994 and 1993

                                                                      Total
                                                         General      Partners'
                             Limited Partners            Partner      Capital
                            Units       Amount           Amount       Amount

Balance at
 December 31, 1992         1038.7     $     --        $     --       $     --

Capital contribution           --           --              --             --

Net loss                       --           --              --             --

Balance at
 December 31, 1993         1038.7           --              --             --

Capital contribution           --           --              --             --

Net loss                       --           --              --             --

Balance at
 December 31, 1994         1038.7           --              --             --

Capital contribution           --           --              --             --

Net loss                       --           --              --             --

Balance at
 December 31, 1995         1038.7     $     --        $     --       $     --


The accompanying notes are an integral part of these financial statements.

                     INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                              NOTES TO FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION

          Interferon Sciences Research Partners, Ltd., a New Jersey Limited Partnership (the Partnership), was established in
February 1984 and commenced operations in October 1984.  The
General Partner is Interferon Sciences Development Corporation
(ISD), a wholly owned subsidiary of Interferon Sciences, Inc.
(ISI).

          In February 1984, the Partnership filed a registration statement, which became effective in May 1984, with the Securities and Exchange Commission, covering a public offering of Limited Partnership interests (Units). During 1984, the Partnership sold 1,038.7 Units for gross proceeds of $5,193,500 resulting in net proceeds of $4,414,475 to the Partnership. The offering expired April 1, 1985 with no additional Units being sold.

          The business of the Partnership is to fund research and development and clinical trials necessary for obtaining regulatory approval of a topical formulation ("the Product") containing recombinant alpha interferon for the treatment of herpes genitalis (ALFERON Gel). In order for the Partnership to commence its business activities, the Partnership entered into a Cross License Agreement, a Development Contract, an Interim License Option and a Purchase Option with ISI (see Note 5).

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Research and development costs - Payments to ISI for research and development, pursuant to the Development Contract, were expensed in the period the payments were made.

          Income taxes - The Partnership's financial statements do not include provisions for income taxes. Taxes, if any, are the liability of the individual partners. The Partnership reports its operations on the cash method of accounting for Federal income tax purposes.

          Net loss per limited partnership unit - Aggregate losses allocated to the limited partners were limited to the extent of their capital accounts.

NOTE 3.      PARTNERSHIP ALLOCATION OF PROFIT AND LOSS

          Profits and losses of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, subject to adjustment when the General Partner contributes additional funds to the Partnership. Since 1986, all losses have been funded by the General Partner, and consequently all losses since that time have been allocated to the General Partner.

NOTE 4.      FUNDING

          The Partnership exhausted its available funds in 1986. The General Partner had originally agreed to contribute up to an additional $433,000 to continue research, under certain circumstances. During the period beginning September 30, 1986, the date on which the Partnership had exhausted its available funds, through October 31, 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of ALFERON Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of ALFERON Gel using ISI's natural source multi-species alpha interferon (ALFERON N
Gel) in place of recombinant interferon. If the General Partner does not resume funding or other sources of cash do not become available, the Partnership will not be able to fund the Partnership Product.

NOTE 5.      RELATED PARTY TRANSACTIONS

          During 1984, the Partnership and ISI entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the offering were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to ALFERON Gel. In 1986, 1985 and 1984, the Partnership paid ISI $690,000, $2,289,000 and $1,576,000, respectively, under this agreement. Additionally, in 1990, 1989, 1988, 1987 and 1986, ISD contributed $56,000,
$144,000, $520,000, $1,177,000 and $100,000, respectively, to the
Partnership, which used such funds to pay for additional research and development for the benefit of the Partnership. Beginning in 1992, ISI commenced further development of ALFERON Gel using
ISI's natural source multi-species alpha interferon in place of recombinant interferon.

          The Partnership and ISI have also entered into a Cross License Agreement pursuant to which the Partnership has obtained from ISI a worldwide, nonexclusive license to use the ISI Technology (as defined) and ISI has obtained from the Partnership a worldwide, exclusive license to use the Partnership Technology (as defined) for all purposes other than the development, manufacture, or sale of ALFERON Gel. The agreement also provides for the payment by ISI to the Partnership of royalties based on specified levels of sales during the development phase at the rates specified below.

          For a period of 90 days commencing on the earlier of the dates on which ALFERON Gel is approved for sale in the United States by the Food and Drug Administration or approved for sale in any of the Major Market Countries (as defined) by a similar regulatory authority, ISI will have an option to acquire a worldwide, exclusive license to use the Partnership Technology for the development, manufacture and sale of ALFERON Gel. If ISI exercises the option, it will be obligated to pay the Partnership royalties at the rates of 4% of sales and 15% of sublicense revenues.

          ISI will also have an option to acquire from each Limited Partner all of such Limited Partner's interest in the Partnership. If ISI exercises this option, it will be obligated to make a one time payment of approximately $580,000, plus royalties of 5% and 20% of specified sales and sublicense revenues, respectively, for a period of 15 years. All of the payments made by ISI will be divided among the Limited Partners in proportion to their respective partnership unit percentages.
ISI may terminate its obligation to pay future royalties to the Partnership by making a one time payment in cash or common stock of ISI having a fair market value equal to $20,774,000 on or before the second anniversary of the purchase option exercise date and increasing to $31,161,000 after the third anniversary of such date, all reduced by royalty payments actually made under the terms of the purchase option, provided, however, that such payment may not be less than $12,118,000.

NOTE 6.      INTERFERON SCIENCES DEVELOPMENT CORPORATION AND
             INTERFERON SCIENCES, INC.

          ISD, the General Partner, is a wholly owned subsidiary of ISI. From September 1986 through October 1990, ISD's total capitalization was used to fund Partnership expenses. ISD was totally dependent upon ISI for capital to be able to fund the Partnership during this period. Beginning in 1992, ISI commenced development of ALFERON N Gel using its own funds.

  Summarized consolidated financial information of ISI is as follows:

                                                         December 31,
Assets                                           1995                   1994
Cash, cash equivalents and
  marketable securities                      $   7,221,108         $   330,617
Receivables from affiliated companies               27,211              20,001
Accounts and other receivables                      47,351              35,546
Inventories                                        815,978           1,249,568
Other current assets                                76,000              55,221
Property, plant and equipment, net               5,133,995           5,812,230
Intangible and other assets, net                   630,939             678,919
                                             $  13,952,582        $  8,182,102

Liabilities and Stockholders' Equity
Current liabilities                              1,125,806           2,472,647
Common stock subject to
  repurchase commitment                                --            2,729,976
Stockholders' equity                            12,826,776           2,979,479
                                             $  13,952,582        $  8,182,102

Item 9.      Disagreements on Accounting and Financial Disclosure

           There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accounting and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.


                                                PART III

Item 10.        Directors and Executive Officers of the Registrant

           Exclusive management and control of the business of the Partnership is vested in the General Partner, Interferon Sciences Development Corporation. Accordingly, the following information pertains to the Directors and Officers of Interferon Sciences Development Corporation:

                                          Positions Held with General Partner
                                          and Principal Occupations for
Name                               Age    the Past Five Years

Samuel H. Ronel                    59     President and a Director of the
                                          General Partner; Vice President of
                                          Research and Development of National
                                          Patent; Vice Chairman of the Board and
                                          a Director of ISI.

Stanley G. Schutzbank              50     Executive Vice President and a
                                          Director of the General Partner,
                                          President and a Director of ISI, and
                                          Corporate Director of Regulatory and
                                          Clinical Affairs of National Patent.

Donald W. Anderson                 46     Chief Financial Officer of the General
                                          Partner; Controller and Secretary of
                                          ISI.

Martin M. Pollak                   68     Director of the General Partner;
                                          Founder; Executive Vice President,
                                          Treasurer, and a Director of National
                                          Patent; Chairman of the Board of ISI.

Jerome I. Feldman                  67     Director of the General Partner;
                                          Founder, President, Chief Executive
                                          Officer, and a Director of National
                                          Patent; Chairman of the Executive
                                          Committee and a Director of ISI.


Directors of Interferon Sciences Development Corporation are elected annually by ISI, the sole shareholder, and officers are elected annually by the Board of Directors. There are no family relationships between any of the directors or officers.


Item 11.        Executive Compensation

           The Directors and Officers of the General Partner,
Interferon Sciences Development Corporation, do not receive any direct remuneration from the Partnership.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management

           Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December
31, 1995 is as follows:

Title           Name and Address               Amount and Nature
of              of Beneficial                  of Beneficial          Percent
Ownership       Ownership                      Ownership              of Class

General         Interferon Sciences            One General             100%
Partner         Development Corporation        Partner
Interest        783 Jersey Avenue              Interest
                New Brunswick, NJ


           As of December 31, 1995, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

           Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 1995 is as follows:

                                         Amount and Nature
                                         of Beneficial              Percent
Name of Beneficial Owner                 Ownership                  of Class

Samuel Ronel                             One Interest                  ---
Stanley Schutzbank                       One Interest                  ---

(Directors and Officers
as a Group)                              Two Interests                 ---

Item 13.        Certain Relationships and Related Transactions

           All of the officers and directors of the General Partner are officers and/or directors of ISI. During 1984, the Partnership entered into certain agreements with ISI, the summarized contents of which are set forth in Item 1.

Item 14.        Exhibits, Financial Statement Schedules and Reports on
Form 8-K

                                                                        Page
           (a) (1) The following financial statements are included in Part II, Item 8:

           Independent Auditors' Report                                  13

           Financial Statements:
             Balance Sheet - December 31, 1995 and 1994                  14

             Statement of Operations - Years Ended
             December 31, 1995, 1994 and 1993                            15

             Statement of Cash Flows - Years Ended
             December 31, 1995, 1994 and 1993                            16

             Statement of Changes in Partners' Capital -
             Years Ended December 31, 1995, 1994 and 1993                17

           Notes to Financial Statements                                 18

           (a) (2) All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

           (a) (3) See accompanying Index to Exhibits

                                SIGNATURE

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Interferon Sciences Research Partners, Ltd.
                                          A Limited Partnership
                                              (Registrant)

                                             By:  Interferon Sciences
                                                  Development Corporation
                                                  General Partner

                                                  /s/ Samuel H. Ronel, Ph.D.
                                                  Samuel H. Ronel, Ph.D.
                                                  President

Dated:  March 21, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                             Title

/s/ Martin M. Pollak                                  Chairman of the Board
Martin M. Pollak

/s/ Samuel H. Ronel, Ph.D.                            President and Director
Samuel H. Ronel, Ph.D.

/s/ Ogden Reid                                        Director
Ogden Reid

/s/ Stanley G. Schutzbank, Ph.D.                      Executive Vice President
Stanley G. Schutzbank, Ph.D.                          and Director

/s/ Donald W. Anderson                                Controller (Principal
Donald W. Anderson                                    Accounting and
                                                      Financial Officer)

____________________                                  Chairman of the Executive
Jerome I. Feldman                                     Committee and Director


Dated:  March 21, 1996