Form 10-Q
period 1996-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1996-05-15
CIK 740628

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 1996

                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ___________ to _____________
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

                        TABLE OF CONTENTS

                                                      Page No.

Part I.  Financial Information:

   Condensed Balance Sheets--March 31, 1996
     and December 31, 1995 . . . . . . . . . . . . . . . . . .1

   Condensed Statements of Operations--Three Months
     Ended March 31, 1996 and 1995 . . . . . . . . . . . . . .2

   Condensed Statements of Cash Flows--
     Three Months Ended March 31, 1996 and 1995  . . . . . . .3

   Notes to Condensed Financial Statements . . . . . . . . . .4

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . .5-6

   Qualification Relating to Financial Information . . . . . .7

Part II.  Other Information  . . . . . . . . . . . . . . . . .8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .9

                 PART I.  FINANCIAL INFORMATION

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                    CONDENSED BALANCE SHEETS


                                         March 31,  December 31,
                                            1996        1995
                                        (Unaudited)



ASSETS

Total assets                             $   ---      $   ---
                                         =========    =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                         $   ---      $   ---
General partner                              ---          ---
                                         ---------    --------

Total partners' capital                      ---          ---
                                         ---------    --------

Total liabilities and partners' capital  $   ---      $   ---
                                         =========    =========












The accompanying notes are an integral part of these condensed financial statements.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                             -------------------
                                              1996       1995
                                              ----       ----



Net income (loss)                          $    ---    $    ---
                                           =========   =========


Net income (loss) - Limited Partners       $    ---    $    ---

Net income (loss) - General Partner             ---         ---
                                           ----------  ----------

Net income (loss)                          $    ---    $    ---
                                           ==========  ==========




                                           Net income  Net income
                                           (loss)      (loss)
                                           per unit    per unit
Net income (loss) - Limited Partners
 (1038.7 units outstanding)
                                           $   ---     $   ---
                                           ==========  =========




The accompanying notes are an integral part of these condensed financial statements.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                              1996       1995
                                              ----       ----



Net change in cash                         $    ---    $    ---
                                           ----------  ----------

Cash at beginning of period                $    ---    $    ---
                                           ----------  ----------

Cash at end of period                      $    ---    $    ---
                                           ----------  ----------



















The accompanying notes are an integral part of these condensed financial statements.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.  Related Party Transactions

       During 1984, the Partnership and Interferon Sciences, Inc.
       (ISI) entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the 1984 sale of Partnership Units were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis (Alferon(R) Gel). By September 30, 1986, the Partnership exhausted the net proceeds of the offering. The General Partner, Interferon Sciences Development Corporation (ISD), a wholly owned subsidiary of ISI, agreed to contribute up to an additional $433,000, under certain circumstances, to continue the research. Notwithstanding that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November
       1990, the General Partner discontinued funding the development of Alferon Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of Alferon Gel using ISI's natural source multi-species alpha interferon (Alferon N Gel) in place of recombinant interferon.

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

ISI does not presently intend to exploit Alferon Gel (the Partnership Product). ISI is currently focusing its clinical efforts on Alferon N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed clinical trials of this topical preparation utilizing its natural source alpha interferon as the active ingredient. A Phase 2 pilot clinical trial utilizing its reformulated Alferon N Gel has been completed for the treatment of mild cervical dysplasia and a physician-sponsored study in HIV-infected women with cervical dysplasia is currently being conducted. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of Alferon N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit Alferon N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI.

Results of Operations

Since ISI did not make any contributions to the Partnership during the three months ended March 31, 1996 and 1995, the Partnership did not record any expense or loss.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                         MARCH 31, 1996


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

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


       (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended March 31, 1996.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                         MARCH 31, 1996




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



               Interferon Sciences Research Partners, Ltd.,
                           A Limited Partnership
                               (Registrant)

                        By: Interferon Sciences
                            Development Corporation -
                            General Partner



DATE:  May 14, 1996     By: /s/ Samuel H. Ronel, Ph.D.
                            Samuel H. Ronel, Ph.D.
                            President




DATE:  May 14, 1996     By: /s/ Donald W. Anderson
                            Donald W. Anderson
                            Controller