Form 10-Q
period 1996-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1996-08-14
CIK 740628

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1996

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

                        TABLE OF CONTENTS

                                                      Page No.

Part I.  Financial Information:

   Condensed Balance Sheets--June 30, 1996
     and December 31, 1995 . . . . . . . . . . . . . . . . . .1

   Condensed Statements of Operations--Three Months and
     Six Months Ended June 30, 1996 and 1995 . . . . . . . . .2

   Condensed Statements of Cash Flows--
     Six Months Ended June 30, 1996 and 1995 . . . . . . . . .3

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


                                         June 30,   December 31,
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

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)


                     Three Months Ended       Six Months Ended
                           June 30,               June 30,
                     -------------------     ------------------
                      1996        1995        1996        1995
                      ----        ----        ----        ----



Net income (loss)  $    ---    $    ---    $     ---   $     ---
                   =========   =========   ==========  ==========


Net income (loss) -
 Limited Partners  $    ---    $    ---    $     ---   $     ---

Net income (loss) -
 General Partner        ---         ---          ---         ---
                   ----------  ----------  ----------  ----------


Net income (loss)  $    ---    $    ---    $     ---   $     ---
                   ==========  ==========  ==========  ==========




                   Net income  Net income  Net income  Net income
                   (loss)      (loss)      (loss)      (loss)
                   per unit    per unit    per unit    per unit
Net income (loss) -
Limited Partners
 (1038.7 units
  outstanding)     $   ---     $   ---     $     ---   $     ---
                   ==========  =========   ==========  ==========




The accompanying notes are an integral part of these condensed financial statements.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                             Six Months Ended
                                                 June 30,
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

Results of Operations

Since ISI did not make any contributions to the Partnership during the six months ended June 30, 1996 and 1995, the Partnership did not record any expense or loss.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                          JUNE 30, 1996


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

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


       (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended June 30, 1996.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          JUNE 30, 1996




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



               Interferon Sciences Research Partners, Ltd.,
                           A Limited Partnership
                               (Registrant)

                        By: Interferon Sciences
                            Development Corporation -
                            General Partner



DATE:  August 14, 1996  By: /s/ Samuel H. Ronel, Ph.D.
                            Samuel H. Ronel, Ph.D.
                            President




DATE:  August 14, 1996  By: /s/ Donald W. Anderson
                            Donald W. Anderson
                            Controller