Form 10-Q
period 1996-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1996-11-14
CIK 740628

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 1996

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

                        TABLE OF CONTENTS

                                                      Page No.

Part I.  Financial Information:

   Condensed Balance Sheets--September 30, 1996
     and December 31, 1995 . . . . . . . . . . . . . . . . . .1

   Condensed Statements of Operations--Three Months and
     Nine Months Ended September 30, 1996 and 1995 . . . . . .2

   Condensed Statements of Cash Flows--
     Nine Months Ended September 30, 1996 and 1995 . . . . . .3

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


                                       September 30,December 31,
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

ISI does not presently intend to exploit Alferon Gel (the Partnership Product). ISI is currently focusing its clinical efforts on Alferon N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed clinical trials of this topical preparation utilizing its natural source alpha interferon as the active ingredient. A Phase 2 pilot clinical trial utilizing its reformulated Alferon N Gel has been completed for the treatment of mild cervical dysplasia and a physician-sponsored study in HIV-infected women with cervical dysplasia was recently discontinued at the request of the physician-sponsor. ISI is presently pursuing another investigator-sponsored study utilizing its reformulated Alferon N Gel. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of Alferon N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit Alferon N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI.

Results of Operations

Since ISI did not make any contributions to the Partnership during the nine months ended September 30, 1996 and 1995, the Partnership did not record any expense or loss.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                       SEPTEMBER 30, 1996


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

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


       (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the period ended September 30, 1996.

           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       SEPTEMBER 30, 1996




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



               Interferon Sciences Research Partners, Ltd.,
                           A Limited Partnership
                               (Registrant)

                        By: Interferon Sciences
                            Development Corporation -
                            General Partner



DATE:  November 14, 1996    By: /s/ Samuel H. Ronel, Ph.D.
                                Samuel H. Ronel, Ph.D.
                                President




DATE:  November 14, 1996    By: /s/ Donald W. Anderson
                                Donald W. Anderson
                                Controller