Form 10-K
period 1996-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1997-03-28
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

/X/     Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 1996

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

Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X            No



                       TABLE OF CONTENTS

                                                          Page

Item 1.     Business                                         1

Item 2.     Properties                                       6

Item 3.     Legal Proceedings                                6

Item 4.     Submission of Matters to a Vote of
            Security Holders                                 6

Item 5.     Market for the Registrant's Common Equity
            and Related Stockholder Matters                  7

Item 6.     Selected Financial Data                          9

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10

Item 8.     Financial Statements and Supplementary Data     12

Item 9.     Disagreements on Accounting and
            Financial Disclosure                            21

Item 10.    Directors and Executive Officers of
            the Registrant                                  21

Item 11.    Executive Compensation                          22

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                           22

Item 13.    Certain Relationships and Related
            Transactions                                    23

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                         23



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

     Under the terms of the Development Contract, if the Partnership did not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 1996, the General Partner had made an Overrun Contribution of $1,997,000. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

     The Partnership has not made any payments to ISI for research and development pursuant to the Development Contract since 1986.

Interim License Option

     ISI has an option (the "Interim License Option") to acquire a worldwide, exclusive license (the "Interim License") to use the Partnership Technology for the development, manufacture, and sale of the Product. The Interim License Option will be exercisable for a period of 90 days, commencing on the date (the "Interim License Option Date") which is the earlier of the date on which the Product is (i) approved for sale in the United States by the FDA or (ii) for sale in any of the Major Market Countries by a similar regulatory authority.

     If the Interim License Option is exercised, the Partnership will continue to be entitled to receive royalties with respect to the Product, Competitive Products, and Other Products.


Purchase Option

     ISI has an option (the "Purchase Option") to acquire from each Limited Partner all of such Limited Partner's interest in the Partnership. The Purchase Option is exercisable for a period (the "Purchase Option Period") of 90 days (subject to a 90-day extension under certain circumstances) commencing on the date (the "Purchase Option Date") which is the earlier of (i) the date on which the Partnership has received from ISI under the Interim License an aggregate of $3,000,000 in payments with respect to the Product (provided that the Purchase Option may not be exercised earlier than 14 months after the Interim License Option Date) or
(ii) the fourth anniversary of the date the Interim License Option is exercised. If ISI exercises the Purchase Option, it will be obligated to make a one-time payment of $557 per Unit to the Limited Partners in exchange for their Units on the date it exercises the Purchase Option (the "Purchase Option Exercise Date") and to pay royalties for a period of 15 years thereafter. In the event the Purchase Option is exercised, the royalty rates
(i) will increase to 5% of sales and 20% of sublicensing revenues and (ii) no royalties will be payable in respect of Other Products.

Recent Developments

     ISI does not presently intend to exploit the Product. In the past, ISI conducted clinical trials utilizing its ALFERON Gel proprietary formulation containing its recombinant alpha interferon for the treatment of the symptoms of recurrent genital herpes. However, ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural source alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. In November 1992, ISI submitted an investigational new drug application for a clinical trial utilizing its reformulated ALFERON N Gel containing natural alpha interferon for the treatment of cervical dysplasia, a disease that affects approximately 500,000 to one million women each year in the United States alone. ISI has completed this Phase 2 dose ranging study using ALFERON N Gel at the Columbia Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Based upon Pap smears, identification tests for the presence of virus and cervical biopsies, ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. Based upon these results, a physician-sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995. However, the study was discontinued at the request of the physician-sponsor due to the loss of the physician's study coordinator and a change in the physician's priorities.

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

Competition

     The General Partner believes that two products are presently sold in the United States for the treatment of recurrent genital herpes. Zovirax (manufactured by Glaxo Wellcome Inc.) which contains acyclovir and is administered orally, topically, or intravenously and Famvir (manufactured by SmithKline Beecham) which contains farncyclovir and is administered orally. The only current treatment for cervical dysplasia in the United States is surgery.

Patents

Unpredictability of Patent Protection

     The United States Patent and Trademark Office has granted two patents to ISI which disclose and claim topical interferon preparations. The patents encompass interferon preparations for the topical delivery of one or more interferons to the site of a disease which respond therapeutically to interferon, and a system for delivering interferon topically which prevents oxidation of the protein. The inventions specifically encompass the topical treatment for treating viral diseases, such as herpes genitalis, with alpha interferon. It is not certain that other patents will be issued, or, if issued, that they will afford ISI protection from competitive products.

     Notwithstanding any patent obtained with respect to ALFERON N Gel, it is possible that others have or may develop equivalent or superior products or technologies.

Potential Patent Infringement Claims Against ISI

     F. Hoffmann-La Roche ("Roche"), the parent of Hoffmann-La Roche ("Hoffmann"), has also been issued patents covering human alpha interferon in many countries throughout the world. If ISI desires to exploit ALFERON N Gel for any indication in any country in which Roche has such a patent and it did not or was not able to obtain a license from Roche, it may be subject to a patent infringement lawsuit by Roche. If such a suit were brought, ISI would have to either counterclaim to attempt to invalidate such patent or prove ALFERON N Gel (using natural interferon) does not infringe such patent.

Royalty Obligations

     ISI is a party to certain license agreements pursuant to which it is obligated to pay royalties based upon commercial exploitation of ALFERON N Gel. Under the terms of such license agreements, ISI would pay royalties up to 13.5% of the net sales of ALFERON N Gel.

Personnel

     The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of March 15, 1997, ISI employed 77 full-time persons, who, on an as needed basis, could dedicate a portion of their time to Partnership activities.

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

     ISI owns two free-standing buildings comprising approximately 44,000 square feet located in New Brunswick, New Jersey. ISI occupies approximately 25,000 square feet, for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials. ISI also shares approximately 9,000 square feet with National Patent Development Corporation ("National Patent"), an approximately 15% Stockholder of ISI and leases approximately 10,000 square feet to National Patent at such location.

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

     The following information as of December 31, 1996 relates to the ownership of Partnership interests:

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

Item 6.     Selected Financial Data



                                      Year Ended
                                      December 31,
                        1996     1995     1994     1993     1992

Net loss                NONE     NONE     NONE     NONE     NONE

Net loss per limited
partnership unit        NONE     NONE     NONE     NONE     NONE

Net loss-General
Partner                 NONE     NONE     NONE     NONE     NONE

Distributions
to partners             NONE     NONE     NONE     NONE     NONE

                                      December 31,
                        1996     1995     1994     1993     1992

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

     The General Partner does not anticipate that the Partnership will receive any revenues in 1997. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds, and ISI is currently developing ALFERON Gel using ISI's natural source, multi-species alpha interferon (ALFERON N Gel) in place of recombinant interferon.

     ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed clinical trials of this topical preparation utilizing its natural-source alpha interferon as the active ingredient. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia (see "Recent Developments", page 3). Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit ALFERON N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI.

Results of Operations

     Since ISI did not make any contributions to the Partnership in 1996, 1995 and 1994, the Partnership did not record any expense or loss.

Item 8.     Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS

                                                          Page


     Independent Auditors' Report                           13

     Financial Statements:

       Balance Sheet -
       December 31, 1996 and 1995                           14

       Statement of Operations -
       Years ended December 31, 1996, 1995 and 1994         15

       Statement of Cash Flows -
       Years ended December 31, 1996, 1995 and 1994         16

       Statement of Changes in Partners' Capital -
       Years ended December 31, 1996, 1995 and 1994         17

       Notes to Financial Statements                        18



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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         KPMG Peat Marwick LLP



New York, New York
February 21, 1997



              INTERFERON SCIENCES  RESEARCH PARTNERS, LTD.
                              BALANCE SHEET


                                             December 31,
                                            1996     1995

ASSETS

Total assets                             $  ---     $  ---



LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                         $  ---     $  ---
General Partner                             ---        ---

Total partners' capital                     ---        ---

Total liabilities and partners' capital  $  ---        ---


The accompanying notes are an integral part of these financial statements.



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                      STATEMENT OF OPERATIONS


                                      Year Ended December 31,
                                      1996      1995      1994


Net income (loss)                    $   --    $   --    $   --



Net income (loss) - Limited Partners $   --    $   --    $   --

Net income (loss) - General Partner      --        --        --

Net income (loss)                    $   --    $   --    $   --



                                    Net loss  Net loss  Net loss
                                    per unit  per unit  per unit

Net income (loss) - Limited Partners
(1038.7 units outstanding)           $   --    $   --    $   --


The accompanying notes are an integral part of these financial statements.



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                     STATEMENT OF CASH FLOWS


                                      Year Ended December 31,
                                      1996      1995      1994


Net change in cash                  $   --    $   --    $   --

Cash at beginning of year               --        --        --

Cash at end of year                 $   --    $   --    $   --


The accompanying notes are an integral part of these financial statements.



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            Years ended December 31, 1996, 1995 and 1994

                                                         Total
                                              General    Partners'
                           Limited Partners   Partner    Capital
                           Units     Amount   Amount     Amount

Balance at December 31,
 1993                      1038.7    $   --    $   --    $   --

Capital contribution           --        --        --        --

Net loss                       --        --        --        --

Balance at December 31,
 1994                      1038.7        --        --        --

Capital contribution           --        --        --        --

Net loss                       --        --        --        --

Balance at December 31,
 1995                      1038.7        --        --        --

Capital contribution           --        --        --        --

Net loss                       --        --        --        --

Balance at December 31,
 1996                      1038.7    $   --    $   --    $   --


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

     Summarized consolidated financial information of ISI is as follows:

                                               December 31,
Assets                                       1996         1995
Cash and cash equivalents               $17,491,955   $7,221,108
Receivables from affiliated companies        82,902       27,211
Accounts and other receivables              233,037       47,351
Inventories                               4,328,598      815,978
Other current assets                        162,019       76,000
Property, plant and equipment, net        4,958,833    5,133,995
Intangible and other assets, net            485,519      630,939
                                        $27,742,863  $13,952,582

Liabilities and Stockholders' Equity
Current liabilities                       2,369,032    1,125,806
Stockholders' equity                     25,373,831   12,826,776
                                        $27,742,863  $13,952,582


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


                            PART III

Item 10.     Directors and Executive Officers of the Registrant

     Exclusive management and control of the business of the Partnership is vested in the General Partner, Interferon Sciences Development Corporation. Accordingly, the following information pertains to the Directors and Officers of Interferon Sciences Development Corporation:

                                 Positions Held with General
                                 Partner and Principal Occupations
Name                    Age      for the Past Five Years

Samuel H. Ronel         60       President and a Director of the
                                 General Partner; Chairman of the
                                 Board of ISI.

Stanley G. Schutzbank   51       Executive Vice President and a
                                 Director of the General Partner;
                                 President and a Director of ISI.

Donald W. Anderson      47       Chief Financial Officer of the
                                 General Partner; Controller and
                                 Secretary of ISI.

Martin M. Pollak        69       Director of the General Partner;
                                 Founder, Executive Vice
                                 President, Treasurer, and a
                                 Director of National Patent;
                                 Director of ISI.

Jerome I. Feldman       68       Director of the General Partner;
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

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

     Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 1996 is as follows:

Title       Name and Address         Amount and Nature
of          of Beneficial            of Beneficial       Percent
Ownership   Ownership                Ownership           of Class

General     Interferon Sciences      One General         100%
Partner     Development Corporation  Partner
Interest    783 Jersey Avenue        Interest
            New Brunswick, NJ


     As of December 31, 1996, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

     Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 1996 is as follows:

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                          Page
     (a) (1) The following financial statements are included in Part II, Item 8:

     Independent Auditors' Report                           13

     Financial Statements:
       Balance Sheet - December 31, 1996 and 1995           14

       Statement of Operations - Years Ended December 31,
       1996, 1995 and 1994                                  15

       Statement of Cash Flows - Years Ended December 31,
       1996, 1995 and 1994                                  16

       Statement of Changes in Partners' Capital - Years
       Ended December 31, 1996, 1995 and 1994               17

     Notes to Financial Statements                          18

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

           Interferon Sciences Research Partners, Ltd.
                      A Limited Partnership
                           (Registrant)

                                   By:     Interferon Sciences
                                           Development Corporation
                                           General Partner

                                           Samuel H. Ronel, Ph.D.
                                           President

Dated:  March __, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title

Samuel H. Ronel, Ph.D.                   President and Director

Stanley G. Schutzbank, Ph.D.             Executive Vice President
                                         and Director

Donald W. Anderson                       Controller (Principal
                                         Accounting and Financial
                                         Officer)

Martin M. Pollak                         Director


Jerome I. Feldman                        Director


Dated:  March __, 1997