Form 10-Q
period 1997-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1997-05-13
CIK 740628

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 1997

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

                         TABLE OF CONTENTS

                                                       Page No.

Part I.  Financial Information:

   Condensed Balance Sheets--March 31, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . 1

   Condensed Statements of Operations--Three Months
     Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . 2

   Condensed Statements of Cash Flows--
     Three Months Ended March 31, 1997 and 1996  . . . . . . . 3

   Notes to Condensed Financial Statements . . . . . . . . . . 4

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . 5-6

   Qualification Relating to Financial Information . . . . . . 7

Part II.  Other Information  . . . . . . . . . . . . . . . . . 8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                  PART I.  FINANCIAL INFORMATION

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                     CONDENSED BALANCE SHEETS


                                         March 31,   December 31,
                                            1997         1996
                                        (Unaudited)



ASSETS

Total assets                             $    ---      $   ---
                                         =========     =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                         $    ---      $   ---
General partner                               ---          ---
                                         ---------     --------

Total partners' capital                       ---          ---
                                         ---------     --------

Total liabilities and partners' capital  $    ---      $   ---
                                         =========     =========












The accompanying notes are an integral part of these condensed financial statements.

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                               1997       1996
                                               ----       ----



Net income (loss)                          $     ---    $    ---
                                           =========    =========


Net income (loss) - Limited Partners       $     ---    $    ---

Net income (loss) - General Partner              ---         ---
                                           ----------   ----------

Net income (loss)                          $     ---    $    ---
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

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)



                                             Three Months Ended
                                                  March 31,
                                             -------------------
                                               1997        1996
                                               ----        ----



Net change in cash                         $     ---    $    ---
                                           ----------   ----------

Cash at beginning of period                $     ---    $    ---
                                           ----------   ----------

Cash at end of period                      $     ---    $    ---
                                           ----------   ----------



















The accompanying notes are an integral part of these condensed financial statements.

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)

Note 1.  Related Party Transactions

        During 1984, the Partnership and Interferon Sciences, Inc.
        (ISI) entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the 1984 sale of Partnership Units were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis [Alferon(R) Gel]. By September 30, 1986, the Partnership exhausted the net proceeds of the offering. The General Partner, Interferon Sciences Development Corporation (ISD), a wholly owned subsidiary of ISI, agreed to contribute up to an additional $433,000, under certain circumstances, to continue the research. Notwithstanding that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of Alferon Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of Alferon Gel using ISI's natural source multi-species alpha interferon (Alferon N Gel) in place of recombinant interferon.

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

The General Partner does not anticipate that the Partnership will receive any revenues in 1997. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds, and ISI is currently developing Alferon N Gel using ISI's natural source, multi-species alpha interferon in place of recombinant interferon.

ISI does not presently intend to exploit Alferon Gel (the Partnership Product). ISI is currently focusing its clinical efforts on Alferon N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed clinical trials of this topical preparation utilizing its natural source alpha interferon as the active ingredient. A Phase 2 pilot clinical trial utilizing its reformulated Alferon N Gel has been completed for the treatment of cervical dysplasia. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of Alferon N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit Alferon N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI.

Results of Operations

Since ISI did not make any contributions to the Partnership during the three months ended March 31, 1997 and 1996, the Partnership did not record any expense or loss.

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


          QUALIFICATION RELATING TO FINANCIAL INFORMATION

                          MARCH 31, 1997


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

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                    PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K


       (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, 1997.

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          MARCH 31, 1997




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



                Interferon Sciences Research Partners, Ltd.,
                            A Limited Partnership
                                (Registrant)

                        By:  Interferon Sciences
                             Development Corporation -
                             General Partner



DATE:  May 13, 1997     By:  /s/ Samuel H. Ronel, Ph.D.
                             Samuel H. Ronel, Ph.D.
                             President




DATE:  May 13, 1997     By:  /s/ Donald W. Anderson
                             Donald W. Anderson
                             Controller