Form 10-Q
period 1997-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1997-08-11
CIK 740628

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1997

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


(732) 249 - 3250
(Registrant's telephone number, including area code)



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



                                                        Page

Part I.  Financial Information

    Condensed Balance Sheets--June 30, 1997
      and December 31, 1996  . . . . . . . . . . . . . .   1

    Condensed Statements of Operations--Three Months and
      Six Months Ended June 30, 1997 and 1996  . . . . .   2

    Condensed Statements of Cash Flows--
      Six Months Ended June 30, 1997 and 1996  . . . . .   3

    Notes to Condensed Financial Statements  . . . . . .   4

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . 5-6

    Qualification Relating to Financial Information  . .   7

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K. . . . . .   8

    Signatures . . . . . . . . . . . . . . . . . . . . .   9











                 PART I.  FINANCIAL INFORMATION

            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                     CONDENSED BALANCE SHEETS


                                          June 30,   December 31,
                                            1997         1996
                                        (Unaudited)
                                       ------------  ------------


ASSETS

Total assets                             $    ---      $   ---
                                         =========     =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                         $    ---      $   ---
General partner                               ---          ---
                                         ---------     --------

Total partners' capital                       ---          ---
                                         ---------     --------

Total liabilities and partners' capital  $    ---      $   ---
                                         =========     =========








The accompanying notes are an integral part of these condensed financial statements.



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited)


                     Three Months Ended        Six Months Ended
                           June 30,                June 30,
                     -------------------      ------------------
                      1997        1996        1997         1996
                      ----        ----        ----         ----



Net income (loss)  $    ---    $    ---    $      ---   $     ---
                   =========   =========    ==========  ==========


Net income (loss) -
 Limited Partners  $    ---    $    ---    $      ---   $     ---

Net income (loss) -
 General Partner        ---         ---           ---         ---
                   ----------  ----------   ----------  ----------


Net income (loss)  $    ---    $    ---    $      ---   $     ---
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



           INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)



                                              Six Months Ended
                                                  June 30,
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



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)

Note 1.  Related Party Transactions

        During 1984, the Partnership and Interferon Sciences, Inc.
        (ISI) entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the 1984 sale of Partnership Units were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis (Alferon(R)Gel). By September 30, 1986, the Partnership exhausted the net proceeds of the offering. The General Partner, Interferon Sciences Development Corporation (ISD), a wholly owned subsidiary of ISI, agreed to contribute up to an additional $433,000, under certain circumstances, to continue the research. Notwithstanding that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of Alferon Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of Alferon Gel using ISI's natural source multi-species alpha interferon (Alferon N Gel) in place of recombinant interferon.



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

Results of Operations

Since ISI did not make any contributions to the Partnership during the six months ended June 30, 1997 and 1996, the Partnership did not record any expense or loss.



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

          QUALIFICATION RELATING TO FINANCIAL INFORMATION

                           JUNE 30, 1997


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



            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                    PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

       (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended June 30, 1997.


            INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                           JUNE 30, 1997



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



                Interferon Sciences Research Partners, Ltd.,
                            A Limited Partnership
                                (Registrant)

                        By:  Interferon Sciences
                             Development Corporation -
                             General Partner



DATE:  August 11, 1997  By:  /s/ Samuel H. Ronel, Ph.D.
                             Samuel H. Ronel, Ph.D.
                             President



DATE:  August 11, 1997  By:  /s/ Donald W. Anderson
                             Donald W. Anderson
                             Controller