Form 10-Q
period 1997-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1997-11-12
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarter ended September 30, 1997

                                       or

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



                                                                          Page

Part I.  Financial Information

    Condensed Balance Sheets--September 30, 1997
      and December 31, 1996 .............................................   1

    Condensed Statements of Operations--Three Months and
      Nine Months Ended September 30, 1997 and 1996 .....................   2

    Condensed Statements of Cash Flows--
      Nine Months Ended September 30, 1997 and 1996 .....................   3

    Notes to Condensed Financial Statements .............................   4

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations ............................... 5-6

    Qualification Relating to Financial Information .....................   7

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K. ..........................   8

    Signatures ..........................................................   9















                          PART I. FINANCIAL INFORMATION

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                            CONDENSED BALANCE SHEETS


                                             September 30,        December 31,
                                                 1997                  1996
                                              (Unaudited)
                                             ------------         ------------


ASSETS

Total assets                                 $  ---               $  ---
                                             ============         ============

LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                             $  ---               $  ---
General partner                                 ---                  ---
                                             ------------         ------------

Total partners' capital                         ---                  ---
                                             ------------         ------------

Total liabilities and partners' capital      $  ---               $  ---
                                             ============         ============










The accompanying notes are an integral part of these condensed financial statements.








                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                         Three Months Ended             Nine Months Ended
                             September 30,                September 30,
                         ------------------            -----------------
                         1997          1996            1997          1996
                         ----          ----            ----          ----



Net income (loss)     $  ---          $ ---            $ ---         $ ---
                      ==========      ==========       ==========    ==========


Net income (loss) -
 Limited Partners     $  ---          $ ---            $ ---         $ ---

Net income (loss) -
 General Partner         ---            ---              ---           ---
                      ----------      ----------       ----------    ----------


Net income (loss)     $  ---         $  ---            $ ---         $ ---
                      ==========      ==========       ==========    ==========




                      Net income     Net income        Net income    Net income
                      (loss)           (loss)            (loss)        (loss)
                       per unit       per unit          per unit       per unit
Net income (loss) -
Limited Partners
 (1038.7 units
  outstanding)        $  ---         $ ---             $ ---        $ ---
                      ==========     ==========        ==========   ===========




The accompanying notes are an integral part of these condensed financial statements.








                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                        Nine Months Ended
                                           September 30,
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

Results of Operations

Since ISI did not make any contributions to the Partnership during the nine months ended September 30, 1997 and 1996, the Partnership did not record any expense or loss.








                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                               September 30, 1997


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










                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                           PART II. OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K


             (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended September 30, 1997.







                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                               September 30, 1997




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



                                   Interferon Sciences Research Partners, Ltd.,
                                              A Limited Partnership
                                                   (Registrant)

                                   By:  Interferon Sciences  Development
                                        Corporation-General Partner



DATE:       November 12, 1997           By:     /s/ Samuel H. Ronel, Ph.D.
                                                    Samuel H. Ronel, Ph.D.
                                                         President




DATE:       November 12, 1997           By:     /s/ Donald W. Anderson
                                                    Donald W. Anderson
                                                         Controller