Form 10-K
period 1997-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1998-04-14
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 1997

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _______________ to _________________

                         Commission File Number 2-89332

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)

  New Jersey                                                22-2502556
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

783 Jersey Avenue, New Brunswick, New Jersey                08901
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (732)249-3250

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

                        Yes   X            No ___

                                TABLE OF CONTENTS



                                                                         Page
                                                                         ----

Item 1. Business ........................................................   1

Item 2. Properties ......................................................   4

Item 3.  Legal Proceedings ..............................................   4

Item 4.  Submission of Matters to a Vote
         of Security Holders ............................................   4

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ................................   5

Item 6.  Selected Financial Data ........................................   6

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................   7

Item 8.  Financial Statements and Supplementary Data ....................   8

Item 9.  Disagreements on Accounting and Financial Disclosure ...........  16

Item 10. Directors and Executive Officers of the Registrant .............  17

Item 11. Executive Compensation .........................................  17

Item 12. Security Ownership of Certain Beneficial
         Owners and Management ..........................................  18

Item 13. Certain Relationships and Related Transactions .................  18

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K ........................................  19

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

         Under the terms of the Development Contract, if the Partnership did not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 1997, the General Partner had made an Overrun Contribution of $1,997,000. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

Recent Developments

         ISI does not presently intend to exploit the Product. In the past, ISI conducted clinical trials utilizing its ALFERON Gel proprietary formulation containing its recombinant alpha interferon for the treatment of the symptoms of recurrent genital herpes. However, ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural source alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. In November 1992, ISI submitted an investigational new drug application for a clinical trial utilizing its reformulated ALFERON N Gel containing natural alpha interferon for the treatment of cervical dysplasia, a disease that affects approximately 500,000 to one million women each year in the United States alone. ISI has completed this Phase 2 dose ranging study using ALFERON N Gel at the Columbia Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Based upon Pap smears, identification tests for the presence of virus and cervical biopsies, ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. Based upon these results, a physician-sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995. However, the study was discontinued at the request of the physician-sponsor due to the loss of the physician's study coordinator and a change in the physician's priorities. In January 1998, ISI announced the start of an investigator-sponsored, Phase 2 clinical trial in women with intravaginal warts, a condition caused by the human papillomavirus (HPV). This trial is a randomized, placebo-controlled, double-blind, parallel group study using the topical gel formulation of ISI's natural-source alpha interferon, ALFERON N Gel, for the treatment of female patients with intravaginal warts. The study will evaluate the effectiveness of ALFERON N Gel in treating the warts and eliminating HPV in these patients.

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

Competition

          The General Partner believes that two products are presently sold in the United States for the treatment of recurrent genital herpes. Zovirax
(manufactured by Glaxo Wellcome Inc.) which contains acyclovir and is administered orally, topically, or intravenously and Famvir (manufactured by SmithKline Beecham) which contains famcyclovir and is administered orally. The only current treatment for cervical dysplasia in the United States is surgery.

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

Personnel

         The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of February 13, 1998, ISI employed 123 full-time persons, who, on an as needed basis, could dedicate a portion of their time to Partnership activities.

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

         ISI owns two free-standing buildings comprising approximately 44,000 square feet and leases another 10,000 square feet all of which is located in New Brunswick, New Jersey. ISI occupies approximately 35,000 square feet, for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials. ISI also shares approximately 9,000 square feet with G.P. Strategies Corporation ("G.P. Strategies"), formerly National Patent Development Corporation, an approximately 12% Stockholder of ISI and leases approximately 10,000 square feet to G.P. Strategies at such location. Beginning in March 1998, G.P. Strategies terminated the leasing of such space with ISI.

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

         The following information as of December 31, 1997 relates to the ownership of Partnership interests:

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


Item 6.  Selected Financial Data


                                                                Year Ended December 31,

                                     1997              1996              1995              1994              1993
                                     ----              ----              ----              ----              ----


Net loss                             None              None              None              None              None

Net loss per limited
  partnership unit                   None              None              None              None              None

Net loss-General                     None              None              None              None              None
  Partner

Distributions                        None              None              None              None              None
  to partners


                                                                     December 31,

                                     1997              1996              1995              1994              1993
                                     ----              ----              ----              ----              ----

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

         The General Partner does not anticipate that the Partnership will receive any revenues in 1998. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds, and ISI is currently developing ALFERON Gel using ISI's natural source, multi-species alpha interferon (ALFERON N Gel) in place of recombinant interferon.

         ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. Now that ISI has expanded capacity to manufacture sufficient quantities of its natural-source alpha interferon due to the expansion of its manufacturing facilities in 1991, ISI resumed clinical trials of this topical preparation utilizing its natural-source alpha interferon as the active ingredient. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia and a phase 2 clinical trial commenced in January 1998 for the treatment of intravaginal warts (see "Recent Developments", page 3). Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit ALFERON N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI.

Results of Operations

         Since ISI did not make any contributions to the Partnership in 1997, 1996 and 1995, the Partnership did not record any expense or loss.

Item 8.  Financial Statements and Supplementary Data



                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

     Independent Auditors' Report .......................................  9

     Financial Statements:

       Balance Sheet -
       December 31, 1997 and 1996 ....................................... 10

       Statement of Operations -
       Years ended December 31, 1997, 1996 and 1995 ..................... 11

       Statement of Cash Flows -
       Years ended December 31, 1997, 1996 and 1995 ..................... 12

       Statement of Changes in Partners' Capital -
       Years ended December 31, 1997, 1996 and 1995 ..................... 13

       Notes to Financial Statements .................................... 14

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Interferon Sciences Research Partners, Ltd. will continue as a going concern. The Partnership is ultimately reliant upon Interferon Sciences, Inc. for funding. As indicated in Note 6 to the financial statements, Interferon Sciences, Inc. has suffered recurring losses from operations and has an accumulated deficit. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern.


                                                   KPMG Peat Marwick LLP



New York, New York
April 2, 1998


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                                  BALANCE SHEET


                                                             December 31,

                                                       1997              1996
                                                       ----              ----
ASSETS

Total assets                                          $ ---             $ ---
                                                      =======           =======



LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                      $ ---             $ ---
General Partner                                         ---               ---
                                                      -------           -------

Total partners' capital                                 ---               ---
                                                      -------           -------

Total liabilities and partners' capital               $ ---             $ ---
                                                      =======           =======






The accompanying notes are an integral part of these financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                             STATEMENT OF OPERATIONS



                                            Year Ended December 31,

                                         1997         1996         1995
                                         ----         ----         ----

Net income (loss)                       $ ---        $ ---        $ ---
                                        =======      =======      =======



Net income (loss)-Limited Partners      $ ---        $ ---        $ ---

Net income (loss)-General Partner         ---          ---          ---
                                        -------      -------      -------

Net income (loss)                       $ ---        $ ---        $ ---
                                        =======      =======      =======



                                        Net loss     Net loss     Net loss
                                        per unit     per unit     per unit
                                        --------     --------     --------


Net income (loss) - Limited Partners
  (1038.7 units outstanding)            $ ---        $ ---        $ ---
                                        ========     ========     ========





The accompanying notes are an integral part of these financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                             STATEMENT OF CASH FLOWS


                                           Year Ended December 31,

                                         1997         1996         1995
                                         ----         ----         ----


Net change in cash                      $ ---        $ ---        $ ---
                                        --------     --------     --------

Cash at beginning of year                 ---          ---          ---
                                        --------     --------     --------

Cash at end of year                     $ ---        $ ---        $ ---
                                        ========     ========     ========











The accompanying notes are an integral part of these financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995



                                                                                        Total
                                                                           General      Partners'
                                                    Limited Partners       Partner      Capital
                                                    ----------------       -------      ---------
                                                    Units     Amount       Amount       Amount


Balance at December 31, 1994                       1038.7     $ ---       $  ---        $  ---

Capital contribution                                ---         ---          ---           ---

Net loss                                            ---         ---          ---           ---
                                                   ---------  ---------   ---------     ---------

Balance at December 31, 1995                       1038.7       ---          ---           ---

Capital contribution                                ---         ---          ---           ---

Net loss                                            ---         ---          ---           ---
                                                   ---------  ---------   ----------     ---------

Balance at December 31, 1996                       1038.7       ---          ---           ---

Capital contribution                                ---         ---          ---           ---

Net loss                                            ---         ---          ---           ---
                                                   ---------  ---------   ----------     ---------

Balance at December 31, 1997                       1038.7     $ ---       $  ---         $ ---
                                                   =========  =========   ==========     =========









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

NOTE 4.  FUNDING

         The Partnership exhausted its available funds in 1986. The General Partner had originally agreed to contribute up to an additional $433,000 to continue research, under certain circumstances. During the period beginning September 30, 1986, the date on which the Partnership had exhausted its available funds, through October 31, 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of ALFERON Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of ALFERON Gel using ISI's natural source multi-species alpha interferon (ALFERON N
Gel) in place of recombinant interferon. If the General Partner does not resume funding or other sources of cash do not become available, the Partnership will not be able to fund the Partnership Product. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 6.

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

NOTE 6.  INTERFERON SCIENCES DEVELOPMENT CORPORATION AND INTERFERON
         SCIENCES, INC.

         ISD, the General Partner, is a wholly owned subsidiary of ISI. From September 1986 through October 1990, ISD's total capitalization was used to fund Partnership expenses. ISD was totally dependent upon ISI for capital to be able to fund the Partnership during this period and is totally dependent on ISI for future capital. Beginning in 1992, ISI commenced development of ALFERON N Gel using its own funds. ISI has had continuing losses from operations and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern.

         Summarized consolidated financial information of ISI is as follows:


                                                         December 31,
                                                   1997                1996
                                                   ----                ----
ASSETS

Cash and Cash Equivalents                     $  14,059,283       $ 17,491,955
Receivables from affiliated companies                21,904             82,902
Accounts and other receivables                      989,458            233,037
Inventories                                       3,332,653          4,328,598
Other current assets                                 65,353            162,019
Property, plant and equipment, net                5,229,863          4,958,833
Intangible and other assets, net                    454,862            485,519
                                              -------------       ------------
                                              $  24,153,376       $ 27,742,863
                                              =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               3,939,736          2,369,032
Stockholders' equity                             20,213,640         25,373,831
                                              -------------       ------------
                                              $  24,153,376       $ 27,742,863
                                              =============       ============



Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Exclusive management and control of the business of the Partnership is vested in the General Partner, Interferon Sciences Development Corporation. Accordingly, the following information pertains to the Directors and Officers of Interferon Sciences Development Corporation:

                                         Positions Held with General Partner
                                         and Principal Occupations for the
Name                         Age         Past Five Years
----                        -----        -----------------------------------

Samuel H. Ronel              61          President and a Director of the
                                         General Partner; Chairman of the
                                         Board of ISI.

Stanley G. Schutzbank        52          Executive Vice President and a
                                         Director of the General Partner;
                                         President and a Director of ISI.

Donald W. Anderson           48          Chief Financial Officer of the General
                                         Partner; Controller and Secretary
                                         of ISI.

Martin M. Pollak             70          Director of the General Partner;
                                         Founder, Executive Vice President,
                                         Treasurer, and a Director of G.P.
                                         Strategies; Director of ISI.

Jerome I. Feldman            69          Director of the General Partner;
                                         Founder, President, Chief Executive
                                         Officer, and a Director of G.P.
                                         Strategies; Director of ISI.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 1997 is as follows:

                   Name and Address         Amount and Nature
Title of           of Beneficial            of Beneficial          Percent
Ownership          Ownership                Ownership              of Class
---------          ----------------         -----------------      ---------

General            Interferon Sciences      One General Partner    100%
Partner Interest   Development Corporation  Interest
                   783 Jersey Avenue
                   New Brunswick, NJ 08901

         As of December 31, 1997, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

         Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 1997 is as follows:

                                      Amount and Nature
                                      of Beneficial                Percent
Name of Beneficial Owner              Ownership                    of Class
------------------------              -----------------            --------

Samuel Ronel                          One Interest                  ---
Stanley Schutzbank                    One Interest                  ---
(Directors and Officers
as a Group)                           Two Interests                 ---

Item 13.  Certain Relationships and Related Transactions

          All of the officers and directors of the General Partner are officers and/or directors of ISI. During 1984, the Partnership entered into certain agreements with ISI, the summarized contents of which are set forth in Item 1.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page

         (a) (1) The following financial statements are included in Part II, Item 8:

                 Independent Auditors' Report ...........................   9

                 Financial Statements:
                 Balance Sheet - December 31, 1997 and 1996 .............  10

                 Statement of Operations - Years Ended December 31,
                 1997, 1996 and 1995. ...................................  11

                 Statement of Cash Flows - Years Ended December 31,
                 1997, 1996 and 1995 ....................................  12

                 Statement of Changes in Partners' Capital - Years
                 Ended December 31, 1997, 1996 and 1995 .................  13

                 Notes to Financial Statements ..........................  14

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

                   Interferon Sciences Research Partners, Ltd.
                              A Limited Partnership
                                  (Registrant)

                                                 By:    Interferon Sciences
                                                        Development Corporation
                                                        General Partner

                                                    /s/ Samuel H. Ronel, Ph.D.
                                                        ----------------------
                                                        Samuel H. Ronel, Ph.D.
                                                             President

Dated:  April 14, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                         Title
---------                                         -----

/s/ Samuel H. Ronel, Ph.D.                        President and Director
--------------------------
    Samuel H. Ronel, Ph.D.

/s/ Stanley G. Schutzbank, Ph.D.                  Executive Vice President
-------------------------------                   and Director
    Stanley G. Schutzbank, Ph.D.

/s/ Donald W. Anderson                            Controller (Principal
----------------------                            Accounting and Financial
    Donald W. Anderson                            Officer)

/s/ Martin M. Pollak                              Director
--------------------
    Martin M. Pollak

/s/ Jerome I. Feldman                              Director
---------------------
    Jerome I. Feldman


Dated:  April 14, 1998