Form 10-Q
period 1998-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1998-05-14
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarter ended March 31, 1998

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

                                TABLE OF CONTENTS

                                                                          Page


Part I.  Financial Information:

      Condensed Balance Sheets--March 31, 1998
         and December 31, 1997 .............................................1

      Condensed Statements of Operations--Three Months
         Ended March 31, 1998 and 1997......................................2

      Condensed Statements of Cash Flows--
         Three Months Ended March 31, 1998 and 1997.........................3

      Notes to Condensed Financial Statements ..............................4

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................5-6

      Qualification Relating to Financial Information ......................7

Part II.  Other Information ................................................8

Signatures .................................................................9

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                          PART I. FINANCIAL INFORMATION


                            CONDENSED BALANCE SHEETS


                                                      March 31,    December 31,
                                                        1998         1997
                                                     (Unaudited)       *


ASSETS

Total assets                                        $  ---         $  ---
                                                    =========      =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                    $ ---          $  ---
General partner                                       ---             ---
                                                    ---------      ---------

Total partners' capital                               ---             ---
                                                    ---------      ---------

Total liabilities and partners' capital             $ ---          $  ---
                                                    =========      =========










*The condensed balance sheet as of December 31, 1997 has been summarized from the Partnership's audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                           1998          1997
                                                           ----          ----



Net income (loss)                                        $  ---        $  ---
                                                         =========     =========


Net income (loss) - Limited Partners                     $  ---        $  ---

Net income (loss) - General Partner                         ---           ---
                                                         ---------     ---------

Net income (loss)                                        $  ---        $  ---
                                                         =========     =========




                                                        Net income    Net income
                                                          (loss)        (loss)
                                                         per unit      per unit
Basic and diluted income (loss) per unit
  - Limited Partners
 (1038.7 units outstanding)                             $  ---        $  ---
                                                        =========     =========








The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----



Net change in cash                                       $  ---       $  ---
                                                         ---------    ---------

Cash at beginning of period                              $  ---       $  ---
                                                         ---------    --------

Cash at end of period                                    $  ---       $  ---
                                                         ---------    --------



















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

ISI does not presently intend to exploit Alferon Gel (the Partnership  Product).
ISI is currently focusing its clinical efforts on Alferon N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. ISI has completed a small Phase 2 dose-ranging study using ALFERON N Gel at the Columbia-Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Pap smears, identification tests for the presence of virus, and cervical biopsies indicated that ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. In addition, an investigator-sponsored, Phase 2 randomized, placebo-controlled, double-blind, parallel group clinical study to investigate the potential use of ALFERON N Gel for the treatment of intravaginal warts commenced in January 1998. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of Alferon N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI. If ISI obtains additional financing in the future, ISI may exploit Alferon N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product; however, this royalty will be adjusted based upon the proportional funding contributions to the development of Alferon N Gel by the Partnership and ISI.

Results of Operations

Since ISI did not make any contributions to the Partnership during the three months ended March 31, 1998 and 1997, the Partnership did not record any expense or income.







                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 MARCH 31, 1998





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







                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION





Item 6.      Exhibits and Reports on Form 8-K


             (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended March 31, 1998.






                     INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                 MARCH 31, 1998




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



                                    Interferon Sciences Research Partners, Ltd.,
                                               A Limited Partnership
                                                    (Registrant)

                                    By:     Interferon Sciences Development
                                            Corporation - General Partner



DATE:        May 14, 1998                  By:     /s/ Samuel H. Ronel, Ph.D.
                                                   --------------------------
                                                       Samuel H. Ronel, Ph.D.
                                                            President




DATE:        May 14, 1998                  By:     /s/ Donald W. Anderson
                                                   ----------------------
                                                       Donald W. Anderson
                                                           Controller






