Form 10-Q
period 1998-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1998-08-12
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarter ended June 30, 1998

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

                                TABLE OF CONTENTS

                                                                           Page

Part I.  Financial Information:

         Condensed Balance Sheets--June 30, 1998
         and December 31, 1997 ............................................   1

         Condensed Statements of Operations --Three Months
         and Six Months Ended June 30, 1998 and 1997 ......................   2

         Condensed Statements of Cash Flows--
         Six Months Ended June 30, 1998 and 1997 ..........................   3

         Notes to Condensed Financial Statements ..........................   4

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................. 5-6

         Qualification Relating to Financial Information ..................   7

Part II.  Other Information ...............................................   8

Signatures ................................................................   9


                    INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                              June 30,            December 31,
                                                1998                  1997
                                             (Unaudited)                *
                                         ------------------     ----------------
ASSETS

Total assets                               $ ---                  $ ---
                                           ==========             ==========

LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                           $ ---                  $ ---
General partner                              ---                    ---
                                           ----------             ----------

Total partners' capital                      ---                    ---
                                           ----------             ----------

Total liabilities and partners' capital    $ ---                  $ ---
                                           ==========             ==========








*The condensed balance sheet as of December 31, 1997 has been summarized from the Partnership's audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   ------------------      ----------------
                                   1998          1997      1998         1997
                                   ----          ----      ----         ----

Net income (loss)                 $ ---        $ ---     $ ---        $ ---
                                  ========     ========  ========     ========

Net income (loss)
 Limited Partners                 $ ---        $ ---     $ ---        $ ---

Net income (loss)
 General Partner                    ---          ---       ---          ---
                                  --------     --------  --------     --------

Net income (loss)                 $ ---        $ ---     $ ---        $ ---
                                  ========     ========  ========     ========


                                  Net Income Net Income  Net Income Net Income
                                  (loss)       (loss)      (loss)     (loss)
                                   per unit   per unit    per unit   per unit
                                  ---------------------  ---------------------

Basic and diluted income(loss)
  per unit - Limited Partners
 (1038.7 units outstanding)      $ ---        $ ---     $ ---        $ ---
                                 ========     ========  ========     ========





The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                 1998                 1997
                                                 --------            --------

Net change in cash                               $  ----             $  ----
                                                 ------------        -----------

Cash at beginning of period                      $  ----             $  ----
                                                 -----------         -----------

Cash at end of period                            $  ----             $  ----
                                                 -----------         -----------


















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

Results  of  Operations

     Since ISI did not make any contributions to the Partnership during the six months ended June 30, 1998 and 1997, the Partnership did not record any expense or income.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  JUNE 30, 1998





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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION





Item 6.      Exhibits and Reports on Form 8-K


             (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                  JUNE 30, 1998




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


                               Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                                (Registrant)

                               By: Interferon Sciences Development Corporation-
                                   General Partner



DATE:  August 12, 1998         By: /s/ Samuel H. Ronel, Ph.D.
                                   --------------------------
                                       Samuel H. Ronel, Ph.D.
                                            President




DATE:  August 12, 1998         By: /s/ Donald W. Anderson
                                   ----------------------
                                       Donald W. Anderson
                                          Controller