Form 10-Q
period 1998-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1998-11-16
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarter ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange
    Act of 1934

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

                               TABLE OF CONTENTS



                                                                        Page
                                                                        ----


Part I.  Financial Information:

         Condensed Balance Sheets--September 30, 1998
         and December 31, 1997 ........................................    1

         Condensed Statements of Operations -Three Months
         and Nine Months Ended September 30, 1998 and 1997 ............    2

         Condensed Statements of Cash Flows--
         Nine Months Ended September 30, 1998 and 1997 ................    3

         Notes to Condensed Financial Statements ......................    4

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................  5-6

Part II.  Other Information ...........................................    7

Signatures ............................................................    8



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                        PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                 September 30,    December 31,
                                                     1998            1997
                                                 (Unaudited)           *
                                                --------------   --------------


ASSETS

Total assets                                    $  ---            $  ---
                                                ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                $  ---            $  ---
General partner                                    ---               ---
                                                ----------        ----------

Total partners' capital                            ---               ---
                                                ----------        ----------

Total liabilities and partners' capital         $  ---            $  ---
                                                ==========        ==========






*The condensed balance sheet as of December 31, 1997 has been summarized from the Partnership's audited balance sheet as of that date.

The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                    September 30,              September 30,
                                  -------------------      -------------------
                                   1998      1997        1998         1997
                                  -----      -----      ------       ------


Net income (loss)                $ ---       $ ---      $ ---        $ ---
                                 =======     =======    =======      =======

Net income (loss)
 Limited Partners                $ ---       $ ---      $ ---        $ ---

Net income (loss)
 General Partner                   ---         ---        ---          ---
                                 -------     -------    -------      -------

Net income (loss)                $ ---       $ ---      $ ---        $ ---
                                 =======     =======    =======      =======


                                 Net Income  Net Income Net Income   Net Income
                                   (loss)      (loss)     (loss)       (loss)
                                   per unit  per unit    per unit     per unit
                                  --------------------- -----------------------

Basic and diluted income(loss)
  per unit - Limited Partners
 (1038.7 units outstanding)      $ ---       $ ---      $ ---        $ ---
                                 =======     =======    =======      =======



The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                   Nine Months Ended
                                                     September 30,
                                                -----------------------
                                                1998               1997
                                                ----               ----

Net change in cash                             $ ---              $ ---
                                               -------            -------

Cash at beginning of period                    $ ---              $ ---
                                               -------            -------

Cash at end of period                          $  ---             $ ---
                                               -------            -------

















The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)





Note 1.   Basis of Presentation

     The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partner necessary to a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

Note 2.   Related Party Transactions

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

     The Partnership is ultimately reliant upon ISI for funding. ISI has had continuing losses from operaitons and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations

     Since ISI did not make any contributions to the Partnership during the nine months ended September 30, 1998 and 1997, the Partnership did not record any expense or income.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                           PART II. OTHER INFORMATION





Item 6.      Exhibits and Reports on Form 8-K


             (b) Reports on form 8-K

              There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                               SEPTEMBER 30, 1998




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


                                  Interferon Sciences Research Partners, Ltd.,
                                            A Limited Partnership
                                                 (Registrant)

                                  By: Interferon Sciences Development
                                      Corporation - General Partner



DATE:  November 16, 1998          By: /s/ Samuel H. Ronel, Ph.D.
                                          ----------------------
                                          Samuel H.Ronel, Ph.D.
                                                President




DATE:  November 16, 1998          By: /s/ Donald W. Anderson
                                          ----------------------
                                          Donald W. Anderson
                                              Controller