Form 10-K
period 1998-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1999-05-13
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 1998

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


                             Yes   X   No ___

                                TABLE OF CONTENTS

                                                                         Page

Item 1. Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of
         Security Holders

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6.  Selected Financial Data

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9.  Disagreements on Accounting and Financial Disclosure

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K

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

          Under the Cross License Agreement and the Interim License Agreement (see below), the Partnership will be entitled to receive a royalty equal to 4% of the sales by ISI of the Product and Competitive Products and 15% of the revenues received by ISI from sublicensing the Product and Competitive Products. To date, the Partnership has not received any royalties on these agreements.

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

     Under the terms of the Development Contract, if the Partnership did not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 1998 the General Partner had made an Overrun Contribution of $1,997,000, although none have been made in the last three years. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

Recent Developments

         ISI does not presently intend to exploit the Product. In the past, ISI conducted clinical trials utilizing its ALFERON Gel proprietary formulation containing its recombinant alpha interferon for the treatment of the symptoms of recurrent genital herpes. However, ISI is currently focusing its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural source alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. In November 1992, ISI submitted an investigational new drug application for a clinical trial utilizing its reformulated ALFERON N Gel containing natural alpha interferon for the treatment of cervical dysplasia, a disease that affects approximately 500,000 to one million women each year in the United States alone. ISI has completed this Phase 2 dose ranging study using ALFERON N Gel at the Columbia Presbyterian Medical Center in New York for the treatment of mild cervical dysplasia. Based upon Pap smears, identification tests for the presence of virus and cervical biopsies, ALFERON N Gel appears to have the potential for improving the course of cervical dysplasia in the majority of patients who completed the treatment course. Based upon these results, a physician-sponsored study in HIV-infected women with cervical dysplasia commenced in August 1995. However, the study was discontinued at the request of the physician-sponsor due to the loss of the physician's study coordinator and a change in the physician's priorities. In January 1998, ISI announced the start of an investigator-sponsored, Phase 2 clinical trial in women with intravaginal warts, a condition caused by the human papillomavirus (HPV). This trial is a randomized, placebo-controlled, double-blind, parallel group study using the topical gel formulation of ISI's natural-source alpha interferon, ALFERON N Gel, for the treatment of female patients with intravaginal warts. The study will evaluate the effectiveness of ALFERON N Gel in treating the warts and eliminating HPV in these patients. To date, patient enrollment at this trial site has been very slow. As a result, ISI is considering adding a second clinical site to assist with enrollment.

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

Personnel

         The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of April 6, 1999, ISI employed 54 full-time persons, who, on an as needed basis, could dedicate a portion of their time to Partnership activities.

Item 2.  Properties

     The Partnership itself does not own or lease any properties. The Partnership's business is conducted at the facilities of the General Partner, Interferon Sciences Development Corporation, located in New Brunswick, New Jersey. Under the Development Agreement, ISI could utilize a portion of its facilities to conduct the research and development activities of the Partnership.

         ISI owns two free-standing buildings comprising approximately 44,000 square feet and leases another 10,000 square feet all of which is located in New Brunswick, New Jersey. ISI occupies and utilizes the 54,000 square feet, for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials.

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

     The following information as of December 31, 1998 relates to the ownership of Partnership interests:

Title of Class                       Number of Record Holders
--------------                       ------------------------

General Partner Interest                         One

Limited Partnership Interests                    827

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

Item 6.  Selected Financial Data

                                                   Year Ended
                                                   December 31,

                                 1998      1997      1996      1995      1994
                                 --------------------------------------------

Revenue                          None      None      None      None      None

Net loss                         None      None      None      None      None

Net loss per limited
  partnership unit               None      None      None      None      None

Net loss-General                 None      None      None      None      None
  Partner

Distributions                    None      None      None      None      None
  to partners

                                                   December 31,

                                1998      1997       1996     1995       1994
                                ---------------------------------------------

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

         The General Partner does not anticipate that the Partnership will receive any revenues in 1999. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds, and ISI is currently developing ALFERON Gel using ISI's natural source, multi-species alpha interferon (ALFERON N Gel) in place of recombinant interferon.

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

Results of Operations

     The Partnership was inactive during the three years ended December 31, 1998, and has generated no revenue nor incurred any expense during that period. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 6 to the financial statements.

Item 8.  Financial Statements and Supplementary Data



                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----

     Independent Auditors' Report

     Financial Statements:

       Balance Sheet -
       December 31, 1998 and 1997

       Statement of Operations -
       Years ended December 31, 1998, 1997 and 1996

       Statement of Cash Flows -
       Years ended December 31, 1998, 1997 and 1996

       Statement of Changes in Partners' Capital -
       Years ended December 31, 1998, 1997 and 1996

       Notes to Financial Statements

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                                               KPMG LLP



New York, New York
April 15, 1999




                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                                  BALANCE SHEET


                                                         December 31,
                                                        ------------
                                                     1998           1997
                                                     -------------------


ASSETS

Total assets                                         $ ---         $ ---
                                                     =======       =======


LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                     $ ---         $ ---
General Partner                                        ---           ---
                                                     ----------    ----------

Total partners' capital                                ---           ---

                                                     ----------    ----------

Total liabilities and partners' capital              $ ---         $ ---
                                                     ==========    ==========






The accompanying notes are an integral part of these financial statements.



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                             STATEMENT OF OPERATIONS


                                              Year Ended December 31,
                                         1998         1997         1996
                                         --------------------------------


Net income (loss)                       $ --         $ --         $ --
                                        ========     ========     =======



Net income (loss) - Limited Partners    $ --         $ --         $ --

Net income (loss) - General Partner       --           --           --
                                        --------     --------     -------

Net income (loss)                       $ --         $ --         $ --
                                        ========     ========     =======



                                         Net income   Net income   Net income
                                         (loss)       (loss)       (loss)
                                         per unit     per unit     per unit
                                         --------     --------     --------

Net income (loss) - Limited Partners
  (1038.7 units outstanding)            $ --         $ --         $ --
                                        ========     =========    =========





The accompanying notes are an integral part of these financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                             STATEMENT OF CASH FLOWS


                                                   Year Ended December 31,
                                                 1998       1997        1996
                                                 ---------------------------


Net change in cash                             $ --       $ --        $ --
                                               --------   ---------   --------
Cash at beginning of year                        --         --          --
                                               --------   ---------   --------

Cash at end of year                            $ --       $ --        $ --
                                               ========   =========   ========












The accompanying notes are an integral part of these financial statements.



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  Years ended December 31, 1998, 1997 and 1996

                                                                       Total
                                                         General      Partners'
                                  Limited Partners       Partner       Capital
                                  ----------------       -------      ---------
                                  Units     Amount       Amount         Amount


Balance at December 31, 1995      1038.7    $ --        $ --          $ --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1996      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1997      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1998      1038.7    $ --        $ --          $ --
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

     Net income (loss) per limited partnership unit - Aggregate losses allocated to the limited partners were limited to the extent of their capital accounts.

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

NOTE 4.  FUNDING

         The Partnership exhausted its available funds in 1986. The General Partner had originally agreed to contribute up to an additional $433,000 to continue research, under certain circumstances. During the period beginning September 30, 1986, the date on which the Partnership had exhausted its available funds, through October 31, 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of ALFERON Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of ALFERON Gel using ISI's natural source multi-species alpha interferon (ALFERON N
Gel) in place of recombinant interferon. If the General Partner does not resume funding or other sources of cash do not become available, the Partnership will not be able to fund the Partnership Product. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 6 to the financial statements.

NOTE 5.  RELATED PARTY TRANSACTIONS

     During 1984, the Partnership and ISI entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the offering were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to ALFERON Gel. Through 1986, the Partnership paid ISI $4,555,000, under this agreement. Through 1990, ISD contributed $1,997,000, to the Partnership, which used such funds to pay for additional research and development for the benefit of the Partnership. Beginning in 1992, ISI commenced further development of ALFERON Gel using ISI's natural source multi-species alpha interferon in place of recombinant interferon.

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

     The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 4 to the financial statements.

         Summarized consolidated financial information of ISI is as follows:


                                                         December 31,
                                                  1998                1997
                                                  ------------------------
Assets

Cash and Cash Equivalents                      $ 1,170,861      $ 14,059, 283
Receivables from affiliated companies                ---               21,904
Accounts and other receivables                     689,511            989,458
Inventories                                        709,784          3,332,653
Other current assets                                36,511             65,353
Property, plant and equipment, net               3,641,525          5,229,863
Intangible and other assets, net                   350,455            454,862
                                             ---------------------------------
                                              $  6,598,647      $  24,153,376
                                              ============      =============

Liabilities and Stockholders' Equity

Current liabilities                              4,386,307          3,939,736
Payables to affiliated companies                   108,943             ---
Stockholders' equity                             2,103,397         20,213,640
                                             ---------------------------------
                                              $  6,598,647      $  24,153,376
                                             =============      =============


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Exclusive management and control of the business of the Partnership is vested in the General Partner, Interferon Sciences Development Corporation. Accordingly, the following information pertains to the Directors and Officers of Interferon Sciences Development Corporation:

                                          Positions Held with General Partner
                                          and Principal Occupations for the
Name                      Age             Past Five Years
----                    ------            -----------------------------------

Samuel H. Ronel           62              President and a Director of the
                                          General Partner; Chairman of the
                                          Board of ISI.

Stanley G. Schutzbank     53              Executive Vice President and a
                                          Director of the General Partner;
                                          President and a Director of ISI.

Donald W. Anderson        49              Chief Financial Officer of the General
                                          Partner; Controller and Secretary
                                          of ISI.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 1998 is as follows:

                    Name and Address         Amount and Nature
Title of            of Beneficial            of Beneficial         Percent
Ownership           Ownership                Ownership             of Class
---------           ----------------         -----------------     ----------
General             Interferon Sciences      One General Partner   100%
Partner Interest    Development Corporation  Interest
                    783 Jersey Avenue
                    New Brunswick, NJ

         As of December 31, 1998, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

         Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 1998 is as follows:

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page
                                                                         ----

     (a) (1) The following financial statements are included in Part II, Item 8:

                  Independent Auditors' Report

                   Financial Statements:
                   Balance Sheet - December 31, 1998 and 1997

                   Statement of Operations - Years Ended December 31, 1998, 1997 and 1996.

                   Statement of Cash Flows - Years Ended December 31,
                    1998, 1997 and 1996

                   Statement of Changes in Partners' Capital - Years
                    Ended December 31, 1998, 1997 and 1996

                   Notes to Financial Statements

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

                   Interferon Sciences Research Partners, Ltd.
                              A Limited Partnership
                                  (Registrant)

                                            By:     Interferon Sciences
                                                      Development Corporation
                                                      General Partner

                                                  /s/ Samuel H. Ronel, Ph.D.
                                                  --------------------------
                                                      Samuel H. Ronel, Ph.D.
                                                           President

Dated:  April 30, 1999

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

Signature                                         Title
---------                                         -----

/s/ Samuel H. Ronel, Ph.D.               President and Director
--------------------------
    Samuel H. Ronel, Ph.D.

/s/ Stanley G. Schutzbank, Ph.D.         Executive Vice President and Director
--------------------------------
    Stanley G. Schutzbank, Ph.D.

/s/ Donald W. Anderson                   Controller (Principal Accounting and
----------------------                   Financial Officer)
    Donald W. Anderson



Dated:  April 30, 1999