Form 10-Q
period 1999-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1999-05-14
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarter ended March 31, 1999

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

                                TABLE OF CONTENTS

                                                                       Page No.

Part I.  Financial Information:

      Condensed Balance Sheets--March 31, 1999
         and December 31, 1998 ............................................1

      Condensed Statements of Operations--Three Months
         Ended March 31, 1999 and 1998.....................................2

      Condensed Statements of Cash Flows--
         Three Months Ended March 31, 1999 and 1998........................3

      Notes to Condensed Financial Statements .............................4

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................5-6

Part II.  Other Information ...............................................7

Signatures ................................................................8

                                                                                                             8
                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                March 31,          December 31,
                                                 1999                  1998
                                              (Unaudited)                *
                                              ------------         ------------



ASSETS

Total assets                                    $ ---               $ ---
                                                =========           =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                $ ---               $ ---
General partner                                   ---                 ---
                                                ---------           ---------

Total partners' capital                           ---                  ---
                                                ---------           ---------

Total liabilities and partners' capital         $ ---               $  ---
                                                =========           =========








*The condensed balance sheet as of December 31, 1998 has been summarized from the Partnership's audited balance sheet as of that date.



The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                    1999               1998
                                                    ----               ----

Net income (loss)                                  $  ---             $ ---
                                                   =======            =======


Net income (loss) - Limited Partners               $ ---              $ ---

Net income (loss) - General Partner                  ---                ---
                                                   -------            --------

Net income (loss)                                  $ ---              $ ---
                                                   =======            ========




                                                    Net income   Net income
                                                     (loss)        (loss)
                                                    per unit       per unit
                                                    -------------------------
Basic and diluted income (loss)
per unit - Limited Partners
(1038.7 units outstanding)                        $  ---              $  ---
                                                   =======            =======








The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                Three Months Ended
                                                     March 31,
                                               -------------------
                                               1999            1998
                                               ----            ----



Net change in cash                         $  ---               $  ---
                                           ---------            ----------

Cash at beginning of period                $  ---               $  ---
                                           ----------           ----------

Cash at end of period                      $  ---               $  ---
                                           ----------           ----------



















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

Results of Operations

         Since ISI did not make any contributions to the Partnership during the three months ended March 31, 1999 and 1998, the Partnership did not record any expense or income.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K


(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                 MARCH 31, 1999





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



                                    Interferon Sciences Research Partners, Ltd.,
                                                A Limited Partnership
                                                     (Registrant)

                                    By:     Interferon Sciences Development
                                            Corporation - General Partner



DATE:    May 14, 1999               By:      /s/ Samuel H. Ronel, Ph.D.
                                            ---------------------------
                                                 Samuel H. Ronel, Ph.D.
                                                       President




DATE:    May 14, 1999               By:     /s/ Donald W. Anderson
                                            -----------------------
                                                Donald W. Anderson
                                                    Controller