Form 10-Q
period 1999-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1999-08-11
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended June 30, 1999

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

                                TABLE OF CONTENTS

                                                                           Page

Part I.  Financial Information:

      Condensed Balance Sheets--June 30, 1999
         and December 31, 1998 ...............................................1

      Condensed Statements of Operations--Three Months and Six Months
         Ended June 30, 1999 and 1998.........................................2

      Condensed Statements of Cash Flows--
         Six Months Ended June 30, 1999 and 1998..............................3

      Notes to Condensed Financial Statements ................................4

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................5-6

Part II.  Other Information ..................................................7

Signatures ...................................................................8


                                                                                                             8
                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                 June 30,         December 31,
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


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months            Six Months
                                          Ended June 30,        Ended June 30,
                                          ---------------      ----------------
                                          1999       1998       1999      1998
                                          ----       ----       ----      ----


Net income (loss)                         $ --       $ --       $ --      $ --
                                          ====       ====       ====      ====

Net income (loss) - Limited Partners      $ --       $ --       $ --      $ --


Net income (loss) - General Partner         --         --         --        --
                                          ----       ----       ----      ----


Net income (loss)                         $ --       $ --       $ --      $ --
                                          ====       ====       ====      ====



                                          Net Income (Loss)    Net Income (Loss)
                                             Per Unit              Per Unit
                                         -----------------     -----------------

Basic and diluted income (loss)
per unit - Limited Partners
(1038.7 units outstanding)               $ --        $ --       $ --      $ --
                                         ====        ====       ====      ====








The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Six Months Ended
                                                     June 30,
                                                  --------------------
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

Results of Operations

         Since ISI did not make any contributions to the Partnership during the six months ended June 30, 1999 and 1998, the Partnership did not record any expense or income.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K


         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                  June 30, 1999





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


                                    Interferon Sciences Research Partners, Ltd.,
                                             A Limited Partnership
                                                   (Registrant)

                                    By:    Interferon Sciences Development
                                            Corporation - General Partner



DATE:    August 11, 1999            By:     /s/ Samuel H. Ronel, Ph.D.
                                                ----------------------
                                                Samuel H. Ronel, Ph.D.
                                                       President




DATE:    August 11, 1999            By:     /s/ Donald W. Anderson
                                                ----------------------
                                                Donald W. Anderson
                                                     Controller