Form 10-Q
period 1999-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 1999-11-09
CIK 740628

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended September 30, 1999

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

                                TABLE OF CONTENTS

                                                                       Page No.

Part I.  Financial Information:

      Condensed Balance Sheets--September 30, 1999

         and December 31, 1998 ...............................................1

      Condensed Statements of Operations--Three Months and Nine Months

         Ended September 30, 1999 and 1998....................................2

      Condensed Statements of Cash Flows--

         Nine Months Ended September 30, 1999 and 1998........................3

      Notes to Condensed Financial Statements ................................4

      Management's Discussion and Analysis of Financial

         Condition and Results of Operations .................................5

Part II.  Other Information ..................................................6

Signatures ...................................................................7


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                  September 30,    December 31,
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


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                         Three Months          Nine Months
                                       Ended September 30,   Ended September 30,
                                         ---------------       ---------------
                                         1999       1998        1999      1998
                                         ----       ----        ----      ----


Net income (loss)                        $--        $--         $--       $--
                                         ====       ====        ====      ====

Net income (loss) - Limited Partners     $--        $--         $--       $--

Net income (loss) - General Partner       --         --          --        --
                                         ----       ----        ----      ----

Net income (loss)                        $--        $--         $--       $--
                                         ====       ====        ====      ====



                                         Net Income (Loss)    Net Income (Loss)
                                             Per Unit             Per Unit
                                         -----------------    -----------------

Basic and diluted income (loss)
per unit - Limited Partners
(1038.7 units outstanding)               $--        $--         $--       $--
                                         ====       ====        ====      ====



The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                         Nine Months Ended
                                           September 30,
                                        -------------------
                                          1999       1998
                                          ----       ----



Net change in cash                        $---       $---
                                          -------    --------

Cash at beginning of period               $---       $---
                                          -------    --------

Cash at end of period                     $---       $---
                                          -------    --------



















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

Note 2. Related Party Transactions

         During 1984, the Partnership and Interferon Sciences, Inc. (ISI) entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the 1984 sale of Partnership Units were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis (Alferon(R) Gel). By September 30, 1986, the Partnership exhausted the net proceeds of the offering. The General Partner, Interferon Sciences Development Corporation (ISD), a wholly owned subsidiary of ISI, agreed to contribute up to an additional $433,000, under certain circumstances, to continue the research. Notwithstanding that commitment, from September 1986 to October 1990, the General Partner contributed $1,997,000 towards the cost of such research. Beginning November 1990, the General Partner discontinued funding the development of Alferon Gel containing recombinant interferon. Beginning in 1992, ISI commenced further development of Alferon Gel using ISI's natural source multi-species alpha interferon (Alferon N Gel) in place of recombinant interferon. In 1998, ISI discontinued development of Alferon N Gel.

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

Results of Operations

         Since ISI did not make any contributions to the Partnership during the nine months ended September 30, 1999 and 1998, the Partnership did not record any expense or income.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                               September 30, 1999

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

                               Interferon Sciences Research Partners, Ltd.,
                               A Limited Partnership
                                   (Registrant)

                                  By:        Interferon Sciences Development
                                               Corporation - General Partner

DATE:    November 9, 1999         By:        /s/ Samuel H. Ronel, Ph.D.
                                             ---------------------------
                                                  Samuel H. Ronel, Ph.D.
                                                       President

DATE:    November 9, 1999         By:       /s/ Donald W. Anderson
                                             -----------------------
                                                 Donald W. Anderson
                                                     Controller