Form 10-K
period 1999-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2000-04-14
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X   No ___

                                TABLE OF CONTENTS

  Page

Item 1.  Business                                                          1

Item 2.  Properties                                                        5

Item 3.  Legal Proceedings                                                 6

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                  6

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                                   7

Item 6.  Selected Financial Data                                           8

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

Item 8.  Financial Statements and Supplementary Data                      10

Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure                              18

Item 10. Directors and Executive Officers of the Registrant               19

Item 11. Executive Compensation                                           19

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                   19

Item 13. Certain Relationships and Related Transactions                   20

Item 14. Exhibits, Financial Statement Schedules, and

         Reports on Form 8-K                                              20

                                     PART 1

Item 1.  Business

         Interferon Sciences Research Partners, Ltd., a limited partnership (the Partnership"), was formed on February 2, 1984, under the laws of the State of New Jersey, and commenced operations on October 26, 1984. The Agreement of Limited Partnership is among the Partnership, Interferon Sciences Development Corporation (the "General Partner"), a wholly owned subsidiary of Interferon Sciences, Inc. ("ISI"), and those parties admitted to the Partnership as Limited Partners.

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

         Under the Development Contract, ISI agreed to use its best efforts to perform all research and development necessary to complete development, to conduct clinical tests, and to obtain regulatory approval of the Product. In May 1987, ISI filed a Product License Application with the Food and Drug Administration for approval to market the Product. However, the FDA determined that additional clinical trial data would be required. Since there were no funds left to continue the development of this Product, all work was discontinued after this filing.

         Under the terms of the Development Contract, if the Partnership did not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 1999 the General Partner had made an Overrun Contribution of $1,997,000, although none have been made in the last three years. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

Purchase Option

         ISI has an option (the "Purchase Option") to acquire from each Limited Partner all of such Limited Partner's interest in the Partnership. The Purchase Option is exercisable for a period (the "Purchase Option Period") of 90 days (subject to a 90-day extension under certain circumstances) commencing on the date (the "Purchase Option Date") which is the earlier of (i) the date on which the Partnership has received from ISI under the Interim License an aggregate of $3,000,000 in payments with respect to the Product (provided that the Purchase Option may not be exercised earlier than 14 months after the Interim License Option Date) or (ii) the fourth anniversary of the date the Interim License Option is exercised. If ISI exercises the Purchase Option, it will be obligated to make a one-time payment of $557 per Unit to the Limited Partners in exchange for their Units on the date it exercises the Purchase Option (the "Purchase Option Exercise Date") and to pay royalties to the limited partners (the "Final Limited Partners") for a period of 15 years thereafter. In the event the Purchase Option is exercised, the royalty rates (i) will increase to 5% of sales and 20% of sublicensing revenues and (ii) no royalties will be payable in respect of Other Products.

Current Status

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

         ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI had focused its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI. ISI currently does not plan to continue the development of ALFERON N GEL. However, if ISI obtains substantial additional financing in the future, or a sponsor can be secured, ISI may exploit ALFERON N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product. This royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI.

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

Royalty Obligations

         ISI is a party to certain license agreements pursuant to which it is obligated to pay royalties to F. Hoffmann LaRoche ("Roche") and the Partnership based upon commercial exploitation of ALFERON N Gel. Under the terms of such license agreements, ISI would pay royalties up to 13.5% of the net sales of ALFERON N Gel.

Personnel

         The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of March 15, 2000, ISI employed 35 persons, who, on an as- needed basis, could dedicate a portion of their time to Partnership activities.

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

         ISI owns two free-standing buildings comprising approximately 44,000 square feet which are located in New Brunswick, New Jersey. ISI occupies and utilizes the space for staff offices, for the production and purification of interferon, for quality control and research activities, and for the storage of raw, in process and finished materials.

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

         The following information as of December 31, 1999 relates to the ownership of Partnership interests:

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

Item 6.  Selected Financial Data

                                  Year Ended

                                  December 31,

                                 1999      1998      1997      1996      1995
                                 --------------------------------------------


Revenue                          None      None      None      None      None

Net income (loss)                None      None      None      None      None

Net income (loss) per
  Limited partnership unit       None      None      None      None      None

Net income (loss) -              None      None      None      None      None
  General Partner

Distributions                    None      None      None      None      None
  to partners

                                  December 31,

                                1999      1998       1997     1996       1995
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

         The General Partner does not anticipate that the Partnership will receive any revenues in 2000. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds.

         ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI had focused its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) which was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI. ISI currently does not plan to continue the development of ALFERON N GEL. However, if ISI obtains substantial additional financing in the future, or a sponsor can be secured, ISI may exploit ALFERON N Gel for herpes genitalis which may entitle the Partnership to a royalty in respect to a product which competes with the Partnership Product. This royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI.

Results of Operations

         The Partnership was inactive during the three years ended December 31, 1999, and has generated no revenue nor incurred any expense during that period. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 6 to the financial statements.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                            11

     Financial Statements:

       Balance Sheets -
       December 31, 1999 and 1998                                       12

       Statements of Operations -
       Years ended December 31, 1999, 1998 and 1997                     13

       Statements of Cash Flows -
       Years ended December 31, 1999, 1998 and 1997                     14

       Statements of Changes in Partners' Capital -
       Years ended December 31, 1999, 1998 and 1997                     15

       Notes to Financial Statements                                    16

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                                         /s/ KPMG LLP



New York, New York
April 10, 2000

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                  BALANCE SHEETS

                                                         December 31,
                                                        ------------
                                                     1999           1998
                                                     -------------------

ASSETS

Total assets                                         $ ---         $ ---
                                                     =======       =======


LIABILITIES AND PARTNERS' CAPITAL

Partners' capital

Limited partners                                     $ ---         $ ---
General partner                                        ---           ---
                                                     ----------    ----------

Total partners' capital                                ---           ---

                                                     ----------    ----------

Total liabilities and partners' capital              $ ---         $ ---
                                                     ==========    ==========







The accompanying notes are an integral part of these financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             STATEMENTS OF OPERATIONS

                             Year Ended December 31,

                                         1999         1998         1997
                                         --------------------------------

Net income (loss)                       $ --         $ --         $ --
                                        ========     ========     =======



Net income (loss) - Limited Partners    $ --         $ --         $ --

Net income (loss) - General Partner       --           --           --
                                        --------     --------     -------

Net income (loss)                       $ --         $ --         $ --
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



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                 1999       1998        1997
                                                 ---------------------------

Net change in cash                             $ --       $ --        $ --
                                               --------   ---------   --------
Cash at beginning of year                        --         --          --
                                               --------   ---------   --------

Cash at end of year                            $ --       $ --        $ --
                                               ========   =========   ========













The accompanying notes are an integral part of these financial statements.



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  Years ended December 31, 1999, 1998 and 1997


                                                                     Total
                                            Limited     General      Partners'
                                            Partners    Partner      Capital

                                  Units     Amount      Amount        Amount

Balance at December 31, 1996      1038.7    $ --        $ --          $ --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1997      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1998      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1999      1038.7    $ --        $ --          $ --
                                  ========  ========    ========      ========







The accompanying notes are an integral part of these financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization

         Interferon Sciences Research Partners, Ltd., a New Jersey Limited Partnership (the Partnership), was established in February 1984 and commenced operations in October 1984. The General Partner is Interferon Sciences Develop-ment Corporation(ISD),a wholly owned subsidiary of Interferon Sciences,Inc(ISI).

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

         ISI will also have an option to acquire from each Limited Partner all of such Limited Partner's interest in the Partnership. If ISI exercises this option, it will be obligated to make a one-time payment of approximately $580,000, plus royalties of 5% and 20% of specified sales and sublicense revenues, respectively, for a period of 15 years. All of the payments made by ISI will be divided among the Limited Partners in proportion to their respective partnership unit percentages. ISI may terminate its obligation to pay future royalties to the Partnership by making a one time payment in cash or common stock of ISI having a fair market value equal to $20,774,000 on or before the second anniversary of the purchase option exercise date and increasing to $31,161,000 after the third anniversary of such date, all reduced by royalty payments actually made under the terms of the purchase option, provided, however, that such payment may not be less than $12,118,000.

Note 6.Interferon Sciences Development Corporation And Interferon Sciences, Inc.

         ISD, the General Partner, is a wholly owned subsidiary of ISI. From September 1986 through October 1990, ISD's total capitalization was used to fund Partnership expenses. ISD was totally dependent upon ISI for capital to be able to fund the Partnership during this period and is totally dependent on ISI for future capital. Beginning in 1992, ISI commenced development of ALFERON N Gel using its own funds. ISI has had continuing losses from operations and has an accumulated deficit which raise substantial doubt about its ability to continue as a going concern and therefore there is substantial doubt about the partnership's ability to continue as a going concern.

         The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. Such costs are paid by ISI and, as they are deminimus, are not reflected on the accompanying financial statements. See Note 4 to the financial statements.

         Summarized consolidated financial information of ISI is as follows:

                                                        December 31,
                                                  1999                1998
                                                  ------------------------
Assets

Cash and Cash Equivalents                      $ 2,273,242      $   1,170,861
Accounts and other receivables                      35,561            689,511
Inventories                                        766,000            709,784
Other current assets                                27,018             36,511
Property, plant and equipment, net               2,924,715          3,641,525
Intangible and other assets, net                   229,922            350,455
                                             ---------------------------------
                                              $  6,256,458      $   6,598,647
                                              ============      =============
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses            4,915,466          4,386,307
Payables to affiliated companies                   783,637            108,943
Stockholders' equity                               557,355          2,103,397
                                             ---------------------------------
                                              $  6,256,458      $   6,598,647
                                             =============      =============

                                                  Year Ended December 31,
                                                  1999                1998
                                                  ------------------------
Total revenues                                $  2,329,222      $   2,007,007
Net loss                                        (3,602,083)       (21,325,301)

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

                       Positions Held with General Partner

                        and Principal Occupations for the

Name                      Age             Past Five Years

Samuel H. Ronel           63              President and a Director of the
                                          General Partner; Chairman of the Board
                                          of ISI.

Stanley G. Schutzbank     54              Executive Vice President and a
                                          Director of the General Partner;
                                          President and a Director of ISI.

Donald W. Anderson        50              Chief Financial Officer of the
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 1999 is as follows:

                    Name and Address         Amount and Nature
Title of            of Beneficial            of Beneficial         Percent
Ownership           Ownership                Ownership             of Class

General             Interferon Sciences      One General Partner   100%
Partner Interest    Development Corporation  Interest
                    783 Jersey Avenue
                    New Brunswick, NJ

         As of December 31, 1999, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

         Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 1999 is as follows:

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page

(a)(1)The following financial statements are included in Part II, Item 8:

                   Independent Auditors' Report                            11

                   Financial Statements:
                   Balance Sheets - December 31, 1999 and 1998             12

                   Statements of Operations - Years Ended December 31,
                   1999, 1998 and 1997                                     13

                   Statements of Cash Flows - Years Ended December 31,     14
                   1999, 1998 and 1997

                   Statements of Changes in Partners' Capital - Years
                   Ended December 31, 1999, 1998 and 1997                  15

                   Notes to Financial Statements                           16

     (a) (2) All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (a) (3) See accompanying Index to Exhibits

                                    SIGNATURES

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

Dated:  April 10, 2000

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

Dated:  April 10, 2000