Form 10-Q
period 2000-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2000-05-15
CIK 740628

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended March 31, 2000

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

                                TABLE OF CONTENTS

                                                                        Page No.

Part I.  Financial Information:

      Condensed Balance Sheets--March 31, 2000
         and December 31, 1999 ................................................1

      Condensed Statements of Operations--Three Months

         Ended March 31, 2000 and 1999.........................................2

      Condensed Statements of Cash Flows--
         Three Months Ended March 31, 2000 and 1999............................3

      Notes to Condensed Financial Statements .................................4

      Management's Discussion and Analysis of Financial

         Condition and Results of Operations ................................5-6

Part II.  Other Information ...................................................7

Signatures ....................................................................8






                                                                                                                                  8

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                          PART I. FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS


                                                                        March 31,             December 31,
                                                                            2000                  1999
                                                                         Unaudited)
                                                                       ------------           ------------




ASSETS

Total assets                                                            $ ---                   $ ---
                                                                        =========               =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                                        $ ---                   $ ---
General partner                                                           ---                     ---
                                                                        ---------               ---------

Total partners' capital                                                   ---                     ---
                                                                        ---------               ---------

Total liabilities and partners' capital                                 $ ---                   $ ---
                                                                        =========               =========











The accompanying notes are an integral part of these condensed financial statements.



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      -------------------
                                                                                    2000             1999
                                                                                    ----             ----
Net income (loss)                                                             $  ---              $ ---
                                                                              =======             =======


Net income (loss) - Limited Partners                                          $  ---              $ ---

Net income (loss) - General Partner                                              ---                ---
                                                                              -------             --------

Net income (loss)                                                             $  ---              $ ---
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



                                     INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      -------------------
                                                                                   2000              1999
                                                                                    ----             ----



Net change in cash                                                              $  ---               $  ---
                                                                                ---------            ----------

Cash at beginning of period                                                     $  ---               $  ---
                                                                                ----------           ----------

Cash at end of period                                                           $  ---               $  ---
                                                                                ----------           ----------



















The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Basis of Presentation

         The  financial   information   included   herein  is  unaudited.   Such
information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partner necessary for a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

Note 2. Related Party Transactions

         During 1984, the Partnership and Interferon Sciences, Inc. (ISI) entered into several agreements including a Development Contract whereby substantially all of the net proceeds of the 1984 sale of Partnership Units were paid to ISI in periodic payments over the term of the Partnership's development program. Such payments were used to fund research and development and clinical trials necessary for obtaining regulatory approval with respect to a topical formulation containing recombinant alpha interferon for the treatment of herpes genitalis (Alferon(R) Gel). Through 1986, the Partnership paid ISI $4,555,000, under this agreement. Through 1990, the General Partner, Interferon Sciences Development Corporation (ISD), contributed $1,997,000, to the Partnership, which used such funds to pay for additional research and development for the benefit of the Partnership. Beginning in 1992, ISI commenced further development of Alferon Gel using ISI's natural source multi-species alpha interferon (Alferon N
Gel) in place of recombinant interferon, however, ISI currently does not plan to continue the development of Alferon N Gel.

Note 3. Interferon Sciences Development Corporation and Interferon Sciences,Inc.

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

Results of Operations

         The Partnership was inactive during the three months ended March 31, 2000 and 1999, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          PART II. OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K


(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                 MARCH 31, 2000

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

                                Interferon Sciences Research Partners, Ltd.,
                                            A Limited Partnership
                                                  (Registrant)

                                    By:     Interferon Sciences Development
                                            Corporation - General Partner

DATE:    May 15, 2000      By:      /s/ Samuel H. Ronel, Ph.D.
                                            ---------------------------
                                                Samuel H. Ronel, Ph.D.
                                                      President




DATE:    May 15, 2000               By:     /s/ Donald W. Anderson
                                            -----------------------
                                                Donald W. Anderson
                                                       Controller