Form 10-Q
period 2000-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2000-08-29
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended June 30, 2000

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

                                TABLE OF CONTENTS

                                                                                                       Page No.

Part I.  Financial Information:

      Condensed Balance Sheets--June 30, 2000
         and December 31, 1999 ...............................................................................1

      Condensed Statements of Operations--Three Months and Six Months

         Ended June 30, 2000 and 1999.........................................................................2

      Condensed Statements of Cash Flows--
         Six Months Ended June 30, 2000 and 1999..............................................................3

      Notes to Condensed Financial Statements ................................................................4

      Management's Discussion and Analysis of Financial

         Condition and Results of Operations ...............................................................5-6

Part II.  Other Information ..................................................................................7

Signatures ...................................................................................................8





                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                                       June 30,         December 31,
                                                                       2000             1999
                                                                       (Unaudited)
                                                                       ------------    ------------

ASSETS

Total assets                                                            $ ---         $ ---
                                                                        =========      =========
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital

Limited partners                                                        $ ---          $ ---
General partner                                                           ---            ---
                                                                        ---------     ---------

Total partners' capital                                                   ---            ---
                                                                        ---------     ---------

Total liabilities and partners' capital                                 $ ---          $ ---
                                                                        =========     =========




The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       -------------------     ----------------
                                       2000          1999      2000        1999
                                       ----          ----      ----        ----

Net income (loss)                     $ ---         $ ---     $ ---       $ ---
                                      =====         =====     =====       =====


Net income (loss) -
  Limited Partners                    $ ---         $ ---     $ ---       $ ---

Net income (loss) -
  General Partner                       ---           ---       ---         ---
                                      -----         -----     -----       -----

Net income (loss)                     $ ---         $ ---     $ ---       $ ---
                                      =====         =====     =====       =====




                                        Net income (loss)     Net income (loss)
                                           per unit             per unit
                                        -----------------     -----------------
Basic and diluted income (loss)
per unit - Limited Partners
(1038.7 units outstanding)              $ ---       $ ---     $ ---       $ ---
                                        =====       =====     =====       =====





The accompanying notes are an integral part of these condensed financial statements.






                                     INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)



                                                                                       Six Months Ended
                                                                                         June 30,
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

         The Partnership is ultimately reliant upon ISI for funding. ISI has had continuing losses from operations and has an accumulated deficit. As a result, the independent auditors' report on ISI's consolidated financial statements as of and for the year ended December 31, 1999 contained an explanatory paragraph indicating that there was substantial doubt about ISI's ability to continue as a going concern.

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

Results of Operations

         The Partnership was inactive during the six months ended June 30, 2000 and 1999, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                           PART II. OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27.0 Financial Data Schedule - June 30, 2000.


                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                  June 30, 2000

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

                  Interferon Sciences Research Partners, Ltd.,

                                      A Limited Partnership
                                      (Registrant)

                                      By:      Interferon Sciences Development
                                               Corporation - General Partner

DATE:    August 11, 2000              By:     /s/ Samuel H. Ronel, Ph.D.
                                              ---------------------------
                                              Samuel H. Ronel, Ph.D.
                                              President




DATE:    August 11, 2000            By:     /s/ Donald W. Anderson
                                            -----------------------
                                            Donald W. Anderson
                                            Controller