Form 10-Q
period 2000-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2000-11-14
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarter ended September 30, 2000

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

                                TABLE OF CONTENTS

                                                                                                      Page No.
Part I.  Financial Information:

      Condensed Balance Sheets--September 30, 2000
         and December 31, 1999 ...............................................................................1

      Condensed Statements of Operations--Three Months and Nine Months
         Ended September 30, 2000 and 1999....................................................................2

      Condensed Statements of Cash Flows--
         Nine Months Ended September 30, 2000 and 1999........................................................3

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

Signatures ...................................................................................................8






                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                        September 30,            December 31,
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

                                          September 30,         September 30,
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



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
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

Results of Operations

         The Partnership was inactive during the nine months ended September 30, 2000 and 1999, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION




Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.0 Financial Data Schedule - September 30, 2000.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                               September 30, 2000

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

                                    Interferon Sciences Research Partners, Ltd.,
                                                           A Limited Partnership
                                                                    (Registrant)

                                        By:      Interferon Sciences Development
                                                 Corporation - General Partner

DATE:    November 14, 2000              By:      /s/ Samuel H. Ronel, Ph.D.
                                                 ---------------------------
                                                     Samuel H. Ronel, Ph.D.
                                                         President




DATE:    November 14, 2000              By:      /s/ Donald W. Anderson
                                                 -----------------------
                                                     Donald W. Anderson
                                                          Controller