Form 10-K
period 2000-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2001-04-04
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 2000

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


                             Yes   X   No ___

                                TABLE OF CONTENTS

                                                                          Page


Item 1.  Business                                                          1

Item 2.  Properties                                                        5

Item 3.  Legal Proceedings                                                 5

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                  5

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                                   6

Item 6.  Selected Financial Data                                           7

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

Item 7A. Quantitative and Qualitative Disclosure About Market Risk         8

Item 8.  Financial Statements and Supplementary Data                       8

Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure                              17

Item 10. Directors and Executive Officers of the Registrant               18

Item 11. Executive Compensation                                           18

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                   18

Item 13. Certain Relationships and Related Transactions                   19

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                              19

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

     ISI agreed to pay royalties to the Partnership in respect of products that compete with the Partnership's Product (the "Competitive Products") and products which utilize Partnership Technology (the "Other Products").

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

     Under the terms of the Development Contract, if the Partnership did not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 2000 the General Partner had made an Overrun Contribution of $1,997,000, although none have been made in the last three years. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

     ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI had focused its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) that was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI. ISI currently does not plan to continue the development of ALFERON N GEL. However, if ISI obtains substantial additional financing in the future, or a sponsor can be secured, ISI may exploit ALFERON N Gel for herpes genitalis that may entitle the Partnership to a royalty in respect to a product that competes with the Partnership Product. This royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI.

                                   THE PRODUCT

Herpes Virus Infections

     Human herpes viruses either cause or are associated with a whole spectrum of diseases. A distinctive feature of the herpes virus is its ability to establish a latent infection following a primary infection. Reactivation of the latent infection causes recurrent acute symptoms. Herpes genitalis is one of the most common of the sexually transmitted diseases. In the acute primary phase it causes painful genital lesions that may persist for several weeks. These may recur several times a year and persist for approximately seven days during each recurrence. The goal of the research and development program of the Partnership will be to develop a treatment for herpes genitalis which will, in general, accelerate symptom relief and shorten healing time.

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

Competition

     The General Partner believes that two products are presently sold in the United States for the treatment of recurrent genital herpes. Zovirax
(manufactured by Glaxo Wellcome Inc.) that contains acyclovir and is administered orally, topically, or intravenously and Famvir (manufactured by SmithKline Beecham) that contains famcyclovir and is administered orally. The only current treatment for cervical dysplasia in the United States is surgery.

Unpredictability of Patent Protection

     The United States Patent and Trademark Office granted two patents to ISI that disclose and claim topical interferon preparations. The patents encompass interferon preparations for the topical delivery of one or more interferons to the site of a disease that respond therapeutically to interferon, and a system for delivering interferon topically which prevents oxidation of the protein. The inventions specifically encompass the topical treatment for treating viral diseases, such as herpes genitalis, with alpha interferon. It is not certain that other patents will be issued, or, if issued, that they will afford ISI protection from competitive products.

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

Personnel

     The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of January 31, 2001, ISI employed 40 persons, who, on an as-needed basis, could dedicate a portion of their time to Partnership activities.

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

     The following information as of December 31, 2000 relates to the ownership of Partnership interests:

Title of Class                       Number of Record Holders

General Partner Interest                         One

Limited Partnership Interests                    816

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

Item 6.  Selected Financial Data

                                                   Year Ended
                                                   December 31,

                                 2000      1999      1998      1997      1996
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

Net income (loss)                None      None      None      None      None

Net income (loss) per
  Limited partnership unit       None      None      None      None      None

Net income (loss) -              None      None      None      None      None
  General Partner

Distributions                    None      None      None      None      None
  to partners

                                                   December 31,

                                2000      1999       1998     1997       1996
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

     The General Partner does not anticipate that the Partnership will receive any revenues in 2001. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds. The independent auditors' report, dated March 9, 2001, on the Partnership's financial statements as of and for the year ended December 31, 2000 includes an explanatory paragraph that states that ISI has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about the Partnership's ability to continue as a going concern.

     ISI does not presently intend to exploit ALFERON Gel (the Partnership Product). ISI had focused its clinical efforts on ALFERON N Gel, a formulation containing ISI's natural alpha interferon (interferon alfa-n3) that was developed for the topical treatment of viral diseases and cancers affecting the skin and mucosal tissues. A Phase 2 pilot clinical trial utilizing its reformulated ALFERON N Gel has been completed for the treatment of cervical dysplasia. Under the terms of the Partnership Agreement, a royalty may be payable to the Partnership by reason of the commercial exploitation of ALFERON N Gel to the extent that it utilizes any of the Partnership Technology, which royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI. ISI currently does not plan to continue the development of ALFERON N GEL. However, if ISI obtains substantial additional financing in the future, or a sponsor can be secured, ISI may exploit ALFERON N Gel for herpes genitalis that may entitle the Partnership to a royalty in respect to a product that competes with the Partnership Product. This royalty will be adjusted based upon the proportional funding contributions to the development of ALFERON N Gel by the Partnership and ISI.

Results of Operations

     The Partnership was inactive during the three years ended December 31, 2000, and has generated no revenue nor incurred any expense during that period. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 6 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS
                                                                       Page

Independent Auditors' Report                                            10

     Financial Statements:

       Balance Sheets -
       December 31, 2000 and 1999                                       11

       Statements of Operations -
       Years ended December 31, 2000, 1999 and 1998                     12

       Statements of Cash Flows -
       Years ended December 31, 2000, 1999 and 1998                     13

       Statements of Changes in Partners' Capital -
       Years ended December 31, 2000, 1999 and 1998                     14

       Notes to Financial Statements                                    15

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Interferon Sciences Research Partners, Ltd. will continue as a going concern. The Partnership has no assets and is ultimately reliant upon Interferon Sciences, Inc. for funding. As indicated in Note 6 to the financial statements, Interferon Sciences, Inc. has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /s/ KPMG LLP



Princeton, New Jersey
March 9, 2001

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                  BALANCE SHEETS



                                                         December 31,
                                                        ------------
                                                     2000           1999
                                                     -------------------


ASSETS

Total assets                                         $ ---          $ ---
                                                     =======        =======


LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                     $ ---          $ ---
General partner                                        ---            ---
                                                     -------        -------

Total partners' capital                                ---            ---

                                                     -------        -------

Total liabilities and partners' capital              $ ---          $ ---
                                                     =======        =======







The accompanying notes are an integral part of these financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             STATEMENTS OF OPERATIONS


                                              Year Ended December 31,
                                         2000         1999         1998
                                         --------------------------------


Net income (loss)                       $ --         $ --         $ --
                                        ========     ========     ========



Net income (loss) - Limited Partners    $ --         $ --         $ --

Net income (loss) - General Partner       --           --           --
                                        --------     --------     --------

Net income (loss)                       $ --         $ --         $ --
                                        ========     ========     ========



                                         Net income   Net income   Net income
                                           (loss)       (loss)       (loss)
                                          per unit     per unit     per unit
                                         ----------   ----------   ----------

Net income (loss) - Limited Partners
  (1038.7 units outstanding)             $ --         $ --         $ --
                                         ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31,
                                                 2000       1999        1998
                                                 ---------------------------


Net change in cash                             $   --     $   --     $   --
                                               --------   --------   --------
Cash at beginning of year                          --         --         --
                                               --------   --------   --------

Cash at end of year                            $   --     $   --     $   --
                                               ========   ========   ========













The accompanying notes are an integral part of these financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  Years ended December 31, 2000, 1999 and 1998

                                                                         Total
                                                         General      Partners'
                                  Limited Partners       Partner       Capital
                                  ----------------       -------       -------
                                  Units     Amount       Amount         Amount
                                  -----     ------       ------         ------

Balance at December 31, 1997      1038.7    $ --        $ --          $ --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1998      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1999      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 2000      1038.7    $ --        $ --          $ --
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

Note 6. Interferon Sciences Development Corporation and Interferon Sciences,Inc.

     ISD, the General Partner, is a wholly owned subsidiary of ISI. From September 1986 through October 1990, ISD's total capitalization was used to fund Partnership expenses. ISD was totally dependent upon ISI for capital to be able to fund the Partnership during this period and is totally dependent on ISI for future capital. Beginning in 1992, ISI commenced development of ALFERON N Gel using its own funds. ISI has had continuing losses from operations, has an accumulated deficit and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern and therefore there is substantial doubt about the partnership's ability to continue as a going concern.

     The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. Such costs are paid by ISI and, as they are de minimis, are not reflected on the accompanying financial statements. See Note 4 to the financial statements.

         Summarized consolidated financial information of ISI is as follows:

                                                        December 31,
                                                  2000                1999
                                                  ------------------------
Assets

Cash and Cash Equivalents                      $ 3,658,805      $   2,273,242
Receivable from sale of state
 net operating loss carryovers                   1,483,861
Accounts and other receivables                     190,937             35,561
Inventories                                        837,300            766,000
Other current assets                                17,488             27,018
Property, plant and equipment, net               2,509,580          2,924,715
Intangible and other assets, net                   299,867            229,922
                                             ---------------------------------
                                              $  8,997,838      $   6,256,458
                                              ============      =============
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses            2,578,827          4,915,466
Payables to affiliated companies                   566,639            783,637
Stockholders' equity                             5,852,372            557,355
                                             ---------------------------------
                                              $  8,997,838      $   6,256,458
                                             =============      =============

                                                  Year Ended December 31,
                                                   2000               1999
                                             ---------------------------------
Total revenues                                $  1,068,913      $   2,329,222
Net loss                                        (2,981,672)        (3,602,083)


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

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

                                          Positions Held with General Partner
                                          and Principal Occupations for the
Name                      Age             Past Five Years

Samuel H. Ronel           64              President and a Director of the
                                          General Partner; Chairman of the
                                          Board of ISI.

Stanley G. Schutzbank     55              Executive Vice President and a
                                          Director of the General Partner;
                                          President and a Director of ISI.

Donald W. Anderson        51              Chief Financial Officer of the
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 2000 is as follows:

                    Name and Address         Amount and Nature
Title of            of Beneficial            of Beneficial         Percent
Ownership           Ownership                Ownership             of Class

General             Interferon Sciences      One General Partner   100%
Partner Interest    Development Corporation  Interest
                    783 Jersey Avenue
                    New Brunswick, NJ

         As of December 31, 2000, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

     Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 2000 is as follows:




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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page

     (a) (1) The following financial statements are included in Part II, Item 8:

                   Independent Auditors' Report                            10

                   Financial Statements:
                   Balance Sheets - December 31, 2000 and 1999             11

                   Statements of Operations - Years Ended
                   December 31, 2000, 1999 and 1998                        12

                   Statements of Cash Flows - Years Ended
                   December 31, 2000, 1999 and 1998                        13

                   Statements of Changes in Partners' Capital -
                   Years Ended December 31, 2000, 1999 and 1998            14

                   Notes to Financial Statements                           15

     (a) (2) All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

     (a) (3) Exhibits

                    None

     (b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the Period covered by this report.

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

Dated:  April 3, 2001

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



Dated:  April 3, 2001