Form 10-Q
period 2001-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2001-05-15
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2001

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


(732) 249-3250
(Registrant's telephone number, including area code)



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

                                TABLE OF CONTENTS


                                                                        Page No.
Part I.  Financial Information:

   Condensed Balance Sheets--March 31, 2001

     and December 31, 2001.....................................................1

   Condensed Statements of Operations--
     Three Months Ended March 31, 2001 and 2000................................2

   Condensed Statements of Cash Flows -
     Three Months Ended March 31, 2001 and 2000................................3

   Notes to Condensed Financial Statements.....................................4

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................5-6

Part II.  Other Information....................................................7

Signatures ....................................................................8





                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                          PART I. FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                   March 31,      December 31,
                                                     2001             2000
                                                  (Unaudited)
                                                  ------------    ------------
ASSETS

Total assets                                       $ ---             $ ---
                                                  ============    ============
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                   $ ---             $ ---
General partner                                      ---               ---
                                                  ------------    ------------

Total partners' capital                              ---               ---
                                                  ------------    ------------

Total liabilities and partners' capital            $ ---             $ ---
                                                  ============    ============











The accompanying notes are an integral part of these condensed financial statements.



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended
                                            March 31,
                                       -------------------
                                       2001          2000
                                       ----          ----



Net income (loss)                     $ ---         $ ---
                                      =====         =====


Net income (loss) -
  Limited Partners                    $ ---         $ ---

Net income (loss) -
  General Partner                       ---           ---
                                      -----         -----

Net income (loss)                     $ ---         $ ---
                                      =====         =====




                                        Net income (loss)
                                           per unit
                                        -----------------
Basic and diluted income (loss)
per unit - Limited Partners
(1038.7 units outstanding)              $ ---       $ ---
                                        =====       =====





The accompanying notes are an integral part of these condensed financial statements.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                            March 31,
                                                       -------------------
                                                        2001          2000
                                                        ----          ----

Net change in cash                                    $  ---       $  ---
                                                      ---------    ----------

Cash at beginning of period                           $  ---       $  ---
                                                      ---------    ----------

Cash at end of period                                 $  ---       $  ---
                                                      ---------    ----------


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

Note 3.  Interferon Sciences Development Corporation and Interferon Sciences,
         Inc.

     ISD, the General Partner, is a wholly owned subsidiary of ISI. From September 1986 through October 1990, ISD's total capitalization was used to fund Partnership expenses. ISD was totally dependent upon ISI for capital to be able to fund the Partnership during this period and is totally dependent on ISI for future capital. Beginning in 1992, ISI commenced development of ALFERON N Gel using its own funds. ISI has had continuing losses from operations, has an accumulated deficit, and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern and therefore there is substantial doubt about the partnership's ability to continue as a going concern.

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

     The General Partner does not anticipate that the Partnership will receive any revenues in 2001. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds. The independent auditors' report, dated March 9, 2001, on the Partnership's financial statements as of and for the year ended December 31, 2000 contained an explanatory paragraph indicating that ISI has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about the Partnership's ability to continue as a going concern.

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

Results of Operations

     The Partnership was inactive during the three months ended March 31, 2001 and 2000, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

                  (b)   Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                 March 31, 2001





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



                                Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                By:  Interferon Sciences Development
                                     Corporation - General Partner



DATE:  May 15, 2001             By:  /s/ Samuel H. Ronel, Ph.D.
                                     ---------------------------
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:  May 15, 2001             By:  /s/ Donald W. Anderson
                                     ---------------------------
                                         Donald W. Anderson
                                         Controller