Form 10-Q
period 2001-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2001-08-20
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended June 30, 2001

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

                                TABLE OF CONTENTS




Part I.  Financial Information:

   Condensed Balance Sheets--June 30, 2001
     and December 31, 2000.....................................................1

   Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2001 and 2000..................2

   Condensed Statements of Cash Flows -
     Six Months Ended June 30, 2001 and 2000...................................3

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


                                                    June 30,      December 31,
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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       ------------------      ----------------
                                       2001          2000      2001        2000
                                       ----          ----      ----        ----



Net income (loss)                     $ ---         $ ---     $ ---       $ ---
                                      =====         =====     =====       =====


Net income (loss) -
  Limited Partners                    $ ---         $ ---     $ ---       $ ---

Net income (loss) -
  General Partner                       ---           ---       ---         ---
                                      -----         -----     -----       -----

Net income (loss)                     $ ---         $ ---     $ ---       $ ---
                                      =====         =====     =====       =====




                                        Net income (loss)     Net income (loss)
                                           per unit              per unit
                                        -----------------     -----------------
Basic and diluted income (loss)
per unit - Limited Partners
(1038.7 units outstanding)              $ ---       $ ---     $ ---       $ ---
                                        =====       =====     =====       =====





The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                Six Months Ended
                                    June 30,
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

Results of Operations

     The Partnership was inactive during the six months ended June 30, 2001 and 2000, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

                  (b)   Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                  June 30, 2001





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



                                Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                By:  Interferon Sciences Development
                                     Corporation - General Partner



DATE:  August 20, 2001          By:  /s/ Samuel H. Ronel, Ph.D.
                                     ---------------------------
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:  August 20, 2001          By:  /s/ Donald W. Anderson
                                     ---------------------------
                                         Donald W. Anderson
                                         Controller