Form 10-Q
period 2001-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2001-11-14
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2001

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

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.  Financial Information:

   Condensed Balance Sheets-September 30, 2001
     and December 31, 2000.....................................................1

   Condensed Statements of Operations -
     Three Months and Nine Months Ended September 30, 2001 and 2000............2

   Condensed Statements of Cash Flows -
     Nine Months Ended September 30, 2001 and 2000.............................3

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


                                                  September 30,   December 31,
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


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
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



                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine Months Ended
                                                          September 30,
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

Results of Operations

     The Partnership was inactive during the nine months ended September 30, 2001 and 2000, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

                  (b)   Reports on Form 8-K

                        There were no reports on Form 8-K filed during the three months ended September 30, 2001.


                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                               September 30, 2001





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



                                Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                By:  Interferon Sciences Development
                                     Corporation - General Partner



DATE:  November 14, 2001        By:  /s/ Samuel H. Ronel, Ph.D.
                                     ---------------------------
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:  November 14, 2001        By:  /s/ Donald W. Anderson
                                     ---------------------------
                                         Donald W. Anderson
                                         Controller