Form 10-K
period 2001-12-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2002-04-16
CIK 740628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 2001

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

     Under the terms of the Development Contract, if the Partnership did not have sufficient funds to complete the development of the Product, ISI was required, subject to certain conditions, to make sufficient funds available to the General Partner to allow it to make an additional contribution (the "Overrun Contribution") to the Partnership of $433,138. As of September 30, 1986, the Partnership expended all of its funds and since such time all of the activities of the Partnership have been funded by the General Partner. Through December 31, 2001 the General Partner had made an Overrun Contribution of $1,997,000, although none have been made in the last three years. Under the terms of the Partnership Agreement, the General Partner's Overrun Contribution changes the way in which distributions are made by the Partnership. For a description of the extent of changes in distributions by the Partnership to the Limited Partners due to the General Partner making the Overrun Contribution, see Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters."

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

Personnel

     The Partnership and its General Partner, Interferon Sciences Development Corporation, a wholly owned subsidiary of ISI, do not have any full-time employees. As of January 31, 2002, ISI employed 39 persons, who, on an as-needed basis, could dedicate a portion of their time to Partnership activities.

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

         The following information as of December 31, 2001 relates to the ownership of Partnership interests:

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

Item 6.  Selected Financial Data

                                                   Year Ended
                                                   December 31,

                                 2001      2000      1999      1998      1997
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

Net income (loss)                None      None      None      None      None

Net income (loss) per
  Limited partnership unit       None      None      None      None      None

Net income (loss) -              None      None      None      None      None
  General Partner

Distributions                    None      None      None      None      None
  to partners

                                                   December 31,

                                2001      2000       1999     1998       1997
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

     The General Partner does not anticipate that the Partnership will receive any revenues in 2002. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds. The independent auditors' report, dated February 20, 2002, on the Partnership's financial statements as of and for the year ended December 31, 2001 includes an explanatory paragraph that states that ISI has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about the Partnership's ability to continue as a going concern.

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

Results of Operations

     The Partnership was inactive during the three years ended December 31, 2001, and has generated no revenue nor incurred any expense during that period. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. See Note 6 to the financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS
                                                                       Page

Independent Auditors' Report                                            10

     Financial Statements:

       Balance Sheets -
       December 31, 2001 and 2000                                       11

       Statements of Operations -
       Years ended December 31, 2001, 2000 and 1999                     12

       Statements of Cash Flows -
       Years ended December 31, 2001, 2000 and 1999                     13

       Statements of Changes in Partners' Capital -
       Years ended December 31, 2001, 2000 and 1999                     14

       Notes to Financial Statements                                    15

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interferon Sciences Research Partners, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Interferon Sciences Research Partners, Ltd. will continue as a going concern. The Partnership has no assets and is ultimately reliant upon Interferon Sciences, Inc. for funding. As indicated in Note 6 to the financial statements, Interferon Sciences, Inc. has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /s/ KPMG LLP



Princeton, New Jersey
February 20, 2002

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                                  BALANCE SHEETS



                                                         December 31,
                                                        ------------
                                                     2001           2000
                                                     -------------------


ASSETS

Total assets                                         $ ---          $ ---
                                                     =======        =======


LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                     $ ---          $ ---
General partner                                        ---            ---
                                                     -------        -------

Total partners' capital                                ---            ---

                                                     -------        -------

Total liabilities and partners' capital              $ ---          $ ---
                                                     =======        =======







The accompanying notes are an integral part of these financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             STATEMENTS OF OPERATIONS


                                              Year Ended December 31,
                                         2001         2000         1999
                                         --------------------------------


Net income (loss)                       $ --         $ --         $ --
                                        ========     ========     ========



Net income (loss) - Limited Partners    $ --         $ --         $ --

Net income (loss) - General Partner       --           --           --
                                        --------     --------     --------

Net income (loss)                       $ --         $ --         $ --
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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                             STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31,
                                                 2001       2000        1999
                                                 ---------------------------


Net change in cash                             $   --     $   --     $   --
                                               --------   --------   --------
Cash at beginning of year                          --         --         --
                                               --------   --------   --------

Cash at end of year                            $   --     $   --     $   --
                                               ========   ========   ========













The accompanying notes are an integral part of these financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  Years ended December 31, 2001, 2000 and 1999
                                                                        Total
                                                         General      Partners'
                                  Limited Partners       Partner       Capital

                                  Units     Amount       Amount         Amount


Balance at December 31, 1998      1038.7    $ --        $ --          $ --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 1999      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 2000      1038.7      --          --            --

Capital contribution                --        --          --            --

Net income (loss)                   --        --          --            --
                                  --------  --------    --------      --------
Balance at December 31, 2001      1038.7    $ --        $ --          $ --
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

Note 2.  Summary Of Significant Accounting Policies

     Research and development costs - Payments to ISI for research and development, pursuant to the Development Contract, were expensed in the period the costs were incurred.

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

Note 6. Interferon Sciences Development Corporation and Interferon Sciences,Inc.

     ISD, the General Partner, is a wholly owned subsidiary of ISI. From September 1986 through October 1990, ISD's total capitalization was used to fund Partnership expenses. ISD was totally dependent upon ISI for capital to be able to fund the Partnership during this period and is totally dependent on ISI for future capital. Beginning in 1992, ISI commenced development of ALFERON N Gel using its own funds. ISI has had continuing losses from operations, has an accumulated deficit, a working capital deficiency, and has limited liquid resources which raise substantial doubt about its ability to continue as a going concern and therefore there is substantial doubt about the Partnership's ability to continue as a going concern.

     The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership. Such costs are paid by ISI and, as they are de minimis, are not reflected on the accompanying financial statements. See Note 4 to the financial statements.

         Summarized consolidated financial information of ISI is as follows:

                                                        December 31,
                                                  2001                2000
                                                  ------------------------
Assets

Cash and Cash Equivalents                     $  1,184,889      $  3,658,805
Receivable from sale of state
 net operating loss carryovers                                     1,483,861
Accounts and other receivables                     123,389           190,937
Inventories                                        252,402           837,300
Other current assets                                17,608            17,488
Property, plant and equipment, net               2,078,492         2,509,580
Intangible and other assets, net                   170,442           299,867
                                             ---------------------------------
                                              $  3,827,222      $  8,997,838
                                              ============      =============
Liabilities and Stockholders' Equity
 (Deficiency)

Accounts payable and accrued expenses            4,353,209         2,578,827
Payables to affiliated companies                   495,745           566,639
Equity in losses in excess of
  investment in Metacine                           290,994
Stockholders' equity (deficiency)               (1,312,726)        5,852,372
                                             ---------------------------------
                                              $  3,827,222         8,997,838
                                             =============      =============

                                                  Year Ended December 31,
                                                  2001               2000
                                                 ------------------------
Total revenues                                $  1,498,603      $  1,068,913
Net loss                                        (7,249,576)       (2,981,672)


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

                                          Positions Held with General Partner
                                          and Principal Occupations for the
Name                      Age             Past Five Years

Samuel H. Ronel           65              President and a Director of the
                                          General Partner; Chairman of the
                                          Board of ISI.

Stanley G. Schutzbank     56              Executive Vice President and a
                                          Director of the General Partner;
                                          President and a Director of ISI.

Donald W. Anderson        52              Chief Financial Officer of the
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 2001 is as follows:

                    Name and Address         Amount and Nature
Title of            of Beneficial            of Beneficial         Percent
Ownership           Ownership                Ownership             of Class

General             Interferon Sciences      One General Partner   100%
Partner Interest    Development Corporation  Interest
                    783 Jersey Avenue
                    New Brunswick, NJ

     As of December 31, 2001, no Limited Partner owns more than five percent of the Limited Partnership Units outstanding.

     Exclusive management and control of the Partnership's business is vested in Interferon Sciences Development Corporation, the General Partner of the Partnership. Information regarding ownership of limited partnership interests of the directors, and all directors and officers as a group, of the General Partner as of December 31, 2001 is as follows:




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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page

     (a) (1) The following financial statements are included in Part II,
 Item 8:

                   Independent Auditors' Report                            10

                   Financial Statements:
                   Balance Sheets - December 31, 2001 and 2000             11

                   Statements of Operations - Years Ended
                   December 31, 2001, 2000 and 1999                        12

                   Statements of Cash Flows - Years Ended
                   December 31, 2001, 2000 and 1999                        13

                   Statements of Changes in Partners' Capital -
                   Years Ended December 31, 2001, 2000 and 1999            14

                   Notes to Financial Statements                           15

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

Dated:  April 15, 2002

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



Dated:  April 15, 2002