Form 10-Q
period 2002-03-31
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2002-05-20
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended March 31, 2002

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

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.  Financial Information:

   Condensed Balance Sheets--March 31, 2002
     and December 31, 2001....................................................1

   Condensed Statements of Operations--
     Three Months Ended March 31, 2002 and 2001...............................2

   Condensed Statements of Cash Flows -
     Three Months Ended March 31, 2002 and 2001...............................3

   Notes to Condensed Financial Statements....................................4

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................5-6

Part II.  Other Information...................................................7

Signatures ...................................................................8

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.

                          PART I. FINANCIAL INFORMATION

     KPMG LLP, the Partnership's independent accountants, were not engaged to and did not perform a review of this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information", although such a review is required, as the General Partner lacks sufficient funds to pay for this review.


                            CONDENSED BALANCE SHEETS


                                                   March 31,      December 31,
                                                     2002             2001
                                                  (Unaudited)
                                                  ------------    ------------
ASSETS

Total assets                                       $ ---             $ ---
                                                  ============    ============
LIABILITIES AND PARTNERS' CAPITAL

Partners' capital
Limited partners                                   $ ---             $ ---
General partner                                      ---               ---
                                                  ------------    ------------

Total partners' capital                              ---               ---
                                                  ------------    ------------

Total liabilities and partners' capital            $ ---             $ ---
                                                  ============    ============











The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended
                                            March 31,
                                       -------------------
                                       2002          2001
                                       ----          ----



Net income (loss)                     $ ---         $ ---
                                      =====         =====


Net income (loss) -
  Limited Partners                    $ ---         $ ---

Net income (loss) -
  General Partner                       ---           ---
                                      -----         -----

Net income (loss)                     $ ---         $ ---
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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                            March 31,
                                                       -------------------
                                                       2002           2001
                                                       ----           ----



Net change in cash                                    $  ---       $  ---
                                                      ---------     ----------

Cash at beginning of period                           $  ---       $  ---
                                                      ---------     ----------

Cash at end of period                                 $  ---       $  ---
                                                      ---------     ----------

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

     The General Partner does not anticipate that the Partnership will receive any revenues in 2002. In addition, the Partnership is not in a position to incur additional expenses since it has exhausted all its available funds. The independent auditors' report, dated February 20, 2002, on the Partnership's financial statements as of and for the year ended December 31, 2001 contained an explanatory paragraph indicating that ISI has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about the Partnership's ability to continue as a going concern.

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

Results of Operations

     The Partnership was inactive during the three months ended March 31, 2002 and 2001, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

                  (b)   Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                 March 31, 2002





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



                                Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                By:  Interferon Sciences Development
                                     Corporation - General Partner



DATE:  May 16, 2002             By:  /s/ Samuel H. Ronel, Ph.D.
                                     ---------------------------
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:  May 16, 2002             By:  /s/ Donald W. Anderson
                                     ---------------------------
                                         Donald W. Anderson
                                         Controller