Form 10-Q
period 2002-06-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2002-08-19
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended June 30, 2002

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

                                TABLE OF CONTENTS


Part I.  Financial Information:

   Condensed Balance Sheets--June 30, 2002
     and December 31, 2001.....................................................1

   Condensed Statements of Operations--
     Three Months and Six Months Ended June 30, 2002 and 2001..................2

   Condensed Statements of Cash Flows -
     Six Months Ended June 30, 2002 and 2001...................................3

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


                                                    June 30,      December 31,
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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                              -------------------         ----------------
                              2002          2001          2002        2001
                              ----          ----          ----        ----



Net income (loss)            $ ---         $ ---         $ ---       $ ---
                             =====         =====         =====       =====


Net income (loss) -
  Limited Partners           $ ---         $ ---         $ ---       $ ---

Net income (loss) -
  General Partner              ---           ---           ---         ---
                             -----         -----         -----       -----

Net income (loss)            $ ---         $ ---         $ ---       $ ---
                             =====         =====         =====       =====




                               Net income (loss)         Net income (loss)
                                   per unit                  per unit
                               -----------------         -----------------
Basic and diluted income
(loss) per unit - Limited
Partners (1038.7 units
outstanding)                 $ ---         $ ---         $ ---      $ ---
                             =====         =====         =====      =====





The accompanying notes are an integral part of these condensed financial statements.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                Six Months Ended
                                    June 30,
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

Results of Operations

     The Partnership was inactive during the six months ended June 30, 2002 and 2001, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

                  (b)   Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                                  June 30, 2002





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



                                Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                By:  Interferon Sciences Development
                                     Corporation - General Partner



DATE:  August 19, 2002          By:  /s/ Samuel H. Ronel, Ph.D.
                                     ---------------------------
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:  August 19, 2002          By:  /s/ Donald W. Anderson
                                     ---------------------------
                                         Donald W. Anderson
                                         Controller