Form 10-Q
period 2002-09-30
INTERFERON SCIENCES RESEARCH PARTNERS LTD
filed 2002-11-19
CIK 740628

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 2002

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

                                TABLE OF CONTENTS




Part I.  Financial Information:

   Condensed Balance Sheets--September 30, 2002
     and December 31, 2001.....................................................1

   Condensed Statements of Operations--
     Three Months and Nine Months Ended September 30, 2002 and 2001............2

   Condensed Statements of Cash Flows -
     Nine Months Ended September 30, 2002 and 2001.............................3

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


                          PART I. FINANCIAL INFORMATION


KPMG LLP resigned as the Partnership's independent accountants on November 6, 2002. They were not engaged to and did not perform a review of this Quarterly Report on Form 10-Q in accordance with Statement on Auditing Standards No. 71, "Interim Financial Information", although such a review is required, as the General Partner lacks sufficient funds to pay for this review.


                            CONDENSED BALANCE SHEETS


                                                  September 30,   December 31,
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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
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

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine Months Ended
                                                          September 30,
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

Results of Operations

     The Partnership was inactive during the nine months ended September 30, 2002 and 2001, and has generated no revenue nor incurred any expense during these periods. The Partnership is dependent on the General Partner for on-going financial support to cover incidental costs of retaining the Partnership.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.



                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

                  (b)   Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three months ended September 30, 2002.

                   INTERFERON SCIENCES RESEARCH PARTNERS, LTD.


                               September 30, 2002





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



                                Interferon Sciences Research Partners, Ltd.,
                                           A Limited Partnership
                                               (Registrant)

                                By:  Interferon Sciences Development
                                     Corporation - General Partner



DATE:  November 18, 2002        By:  /s/ Samuel H. Ronel, Ph.D.
                                     ---------------------------
                                         Samuel H. Ronel, Ph.D.
                                         President




DATE:  November 18, 2002        By:  /s/ Donald W. Anderson
                                     ---------------------------
                                         Donald W. Anderson
                                         Controller